Form 10-K
period 1994-01-02
ELJER INDUSTRIES INC
filed 1994-03-31
CIK 846657

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended January 2, 1994

                                       OR

    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO 0-10181

                             ELJER INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               75-2270874
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

          17120 DALLAS PARKWAY
             DALLAS, TEXAS                               75248
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 407-2600

  Securities registered pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS             ON WHICH REGISTERED
         -------------------            ---------------------
         Common Stock, $1 par value    New York Stock Exchange
         Common Stock Purchase Rights  New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ------

  As of March 18, 1994, there were outstanding 7,107,326 shares of the registrant's common stock, par value $1, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 18, 1994) was approximately $58,635,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the
Company to be held June 21, 1994, which will be filed with the Securities and Exchange Commission not later than 120 days after January 2, 1994.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

                                   BACKGROUND

GENERAL

  Eljer Industries, Inc. through its subsidiaries ("Eljer Industries" or the "Company"), is a leading manufacturer of high quality building products for residential and commercial construction, remodeling, repair and do-it-yourself markets. Eljer Industries manufactures and markets plumbing and heating, ventilating and air conditioning ("HVAC") products in North America and HVAC products in Europe. The Company markets its products through wholesale distribution channels and, in North America, directly to building products retailers. In North America, Eljer Industries is one of three leading full-line suppliers of bath and kitchen fixtures and faucets and is a leading supplier of registers, grilles and venting systems. In Europe, Eljer Industries is a leading manufacturer of prefabricated chimneys and venting systems. During fiscal years 1993, 1992 and 1991, revenues from sales of plumbing products comprised approximately 59%, 54% and 56%, respectively, of the Company's revenues, and the balance of its revenues was derived from HVAC products.

. North American Operations

  Eljer Plumbingware manufactures and markets a full line of plumbing fixtures, including vitreous china toilets and lavatories and enameled cast iron tubs, whirlpools, sinks and lavatories. It also markets faucets manufactured by United States Brass Corporation ("U.S. Brass"), an indirect wholly-owned subsidiary of Eljer Industries.

  U.S. Brass manufactures and markets a full range of faucets, plumbing supplies, connectors and polybutylene plumbing systems in the United States.

  Selkirk and Dry manufacture and market HVAC products, including registers, grilles, venting systems, prefabricated chimneys, air diffusers and fireplaces. Combined, Selkirk and Dry ("Selkirk/Dry") are a market leader for registers, grilles and venting systems in North America.

. European Operations

  Selkirk Europe manufactures and markets a full line of prefabricated chimneys and venting systems for commercial, industrial and residential, repair, fuel conversion and new construction. The conversion from coal to oil and gas for energy is a major source of demand for Selkirk Europe's venting products. Selkirk Europe is a market leader for sales of these products in Europe, and also sells the products in many other markets around the world. The Europa chimney, one of Selkirk Europe's leading products, can be used to vent exhaust from furnaces and boilers and is particularly well suited for "fast track" construction, which is used in Europe.

HISTORY

  The "Eljer" business name traces its origin to a plumbing supply manufacturing business formed in 1904. The Company's North American HVAC products business originated in 1925, U.S. Brass became a plumbing company in 1962 and the Company's European business dates from 1964. Through various transactions in the 1980's, Household International, Inc. ("Household") acquired these businesses that now make up Eljer Industries.

  Eljer Industries itself was organized under the laws of the State of Delaware on January 26, 1989, as a wholly-owned subsidiary of Household. On April 14, 1989 (the "Distribution Date"), all of the outstanding shares of common stock of Eljer Industries were distributed to holders of Household common stock (the "spin-off"). Prior to the Distribution Date, the entities now operating the Eljer Industries businesses were subsidiaries and divisions of Household Manufacturing, Inc. ("HMI"), or Household Manufacturing, Limited, wholly-owned subsidiaries of Household. Pursuant to a Reorganization and Distribution Agreement, entered into by Household, Eljer Industries and other companies, Eljer Industries declared and paid a cash dividend to Household and made other cash payments to repay certain HMI revolving bank debt. Household agreed through a reimbursement agreement to provide Eljer Industries with beginning equity of $84.4 million after all payments and reimbursements were made. In mid-January 1993, the Company initiated discussions with Household to recover damages allegedly incurred by the Company in connection with the spin-off by Household in 1989. Household commenced a lawsuit on February 5, 1993, in the Delaware Chancery Court for a declaratory judgment that Household has no liability to the Company arising out of the spin-off. On February 11, 1993, the Company sued Household in state court in Dallas County, Texas, claiming that Household breached the contractual agreements in connection with the spin-off and is seeking to recover unspecified monetary damages. See Note 14 to the Consolidated Financial Statements in Item 8 for further discussion.

                              RECENT DEVELOPMENTS

PENDING LEGAL PROCEEDINGS

  On March 14, 1994, the Company announced an agreement in principle to settle for $3.4 million the class action securities litigation against the Company and certain present and former members of its Board of Directors pending in the United States District Court for the Northern District of Texas. The proposed settlement is subject to negotiation and execution of a definitive settlement agreement among the parties and approval by the court. The Company believes that a significant portion of the proposed settlement amount would be paid by its liability insurance carrier, with the remainder covered by litigation reserves previously established. The suit, originally filed as four purported class action suits in December 1991 and later consolidated into one, asserted causes of action based on alleged inadequate disclosures in the Company's 1989 and 1990 annual reports to shareholders and, in particular, disclosures with respect to the litigation involving the Qest polybutylene plumbing system manufactured and sold by U.S. Brass and with respect to the availability of insurance coverage therefor. The plaintiffs sought unspecified actual and punitive damages, as well as costs and attorneys' fees. In 1992 the court certified a plaintiff class consisting of all purchasers of the Company's common stock during the period from March 30, 1990 through August 8, 1991.

  The Company is currently involved in significant legal proceedings including a number of lawsuits and claims which involve the Qest polybutylene plumbing system manufactured and sold by U.S. Brass since 1979. Information regarding legal proceedings of the Company is set forth herein in "History" and "Environmental Regulation" in Item 1, "Legal Proceedings" in Item 3 and Notes 13 and 14 to the Consolidated Financial Statements in Item 8, and is incorporated herein by these references.

STRATEGY

  Eljer Industries' business strategy is to continue to focus on two significant issues: (1) operational performance and (2) management of legal issues and related expenses in connection with polybutylene cases and other litigation. Operating performance is benefitting from the continued implementation of the Company's previous strategic programs and plans. Litigation costs, most of which relate to non-operating issues arising from business conducted prior to the Company's spin-off by Household in 1989, increased substantially during 1993 and will continue to reduce the full effect of improving earnings. The Company is committed to realizing its operating potential while managing these significant litigation issues and their related expenses to a successful conclusion.

  In 1992, the Company received a favorable federal appeals court ruling on the timing and availability of insurance coverage for polybutylene-related liabilities. Based upon this ruling, the Company believes that substantially all such liabilities are covered by insurance or by adequate reserves. However, many of the

Company's excess insurance carriers who were not directly involved in that litigation have raised issues that have required the Company and U.S. Brass to enter into costly litigation to establish the coverage. The Company continues to be exposed to protracted polybutylene litigation and may suffer adverse court verdicts in polybutylene lawsuits, which include the possibility of punitive damage awards for which insurance coverage may not be available; may not receive complete and timely reimbursement from its excess insurance carriers; and may not obtain interim funding arrangements from its insurers. Given these possibilities, the Company believes, as previously reported, that payment of such litigation costs may materially and adversely affect its liquidity.

  As previously disclosed, the Company and U.S. Brass are exploring several proactive measures to fully resolve these polybutylene-related liabilities. The Company is continuing to press its suit against Household and is seeking to hold Household responsible for a portion of these liabilities, in addition to other damages. The Company is also exploring other options including the reorganization of U.S. Brass under federal bankruptcy laws. Such a proceeding could provide a means of maximizing the return to creditors of U.S. Brass and systematically resolving the issues raised in the polybutylene-related litigation. The Company has been party to an Amended and Restated Credit Agreement (the "Credit Agreement") which included a default provision which might have been triggered in the event of a U.S. Brass bankruptcy proceeding. The Company and its lenders executed, as of March 25, 1994, the First Amendment to Amended and Restated Credit Agreement (the "Amendment"). Under the terms of the Amendment, the filing of such a proceeding would no longer constitute an event of default.

EXTENSION OF TERM DEBT

  As of March 25, 1994, the maturity date covering the term portion of the Company's debt and the letters of credit supporting industrial revenue bonds and other obligations was extended to April 30, 1996, pursuant to the terms of the Amendment. A $6.0 million principal payment was made at the closing date of the Amendment, with scheduled principal payments of $2.0 million, $4.0 million and $11.0 million due on October 5, 1994, December 30, 1994 and December 29, 1995, respectively, subject to certain criteria. In addition, the interest rate was increased 0.5% at the closing date of the Amendment and will be increased by 0.5% at six-month intervals to maturity. The Company will be working toward some manner of debt restructuring prior to the maturity of the Amendment in April 1996. Neither the Company nor any of its subsidiaries has any commitment with respect to restructurings or other sources of financing and there can be no assurance that any such commitments can be obtained prior to the maturity of the existing Credit Agreement, as amended. In connection with the Amendment, the maturity date related to the accounts receivable sale program was accelerated to September 30, 1994. The Company is currently having discussions with other potential lenders to replace this facility and, while there can be no assurance in this regard, anticipates it will be successful. The structure of the new facility may be different than the current program. See Management's Discussion and Analysis of Financial Condition and Results of Operations-- "Liquidity and Capital Resources" in Item 7 and Notes 2, 3, 7 and 13 to the Consolidated Financial Statements in Item 8 for further discussion.

                            DESCRIPTION OF BUSINESS

PRODUCTS

  Plumbing Fixtures. Eljer Plumbingware manufactures and markets enameled cast iron and vitreous china plumbing fixtures for residential and commercial applications. These fixtures include toilets, lavatories, sinks, bathtubs and whirlpools. Eljer Plumbingware also markets faucets and acrylic bathtubs and whirlpools for these applications. Eljer Plumbingware's line of products includes bathroom and kitchen fixtures for new and remodeled construction. Eljer Plumbingware regularly updates its products, monitoring color and style trends and developing new products with growth potential.

  Cast iron and vitreous china fixtures are sold under the Eljer trademark. The Company manufactures vitreous china fixtures in two domestic plants and imports certain specialized fixtures from Thailand. Enameled cast iron fixtures are manufactured at one domestic plant. See "Properties" in Item 2 for a description of these facilities.

  Eljer Plumbingware has been a leader in developing and manufacturing low water consumption 1.6 gallon toilets, which are now statutorily mandated throughout the United States. Eljer Plumbingware offers a broad line of such products.

  Faucets, Plumbing Supplies and Systems. U.S. Brass manufactures a wide range of faucets, plumbing supplies and plumbing systems for residential and commercial construction, remodeling and do-it-yourself applications. U.S. Brass markets these products under the Valley, Eastman and Qest trademarks. The Valley trademark applies to faucets. In recent years, U.S. Brass has introduced the Valley Plus faucet line, directed to the middle and luxury markets, and (Valley) Colourburst, a collection of high style, affordable faucets, directed to remodeling and custom home markets. Eljer Plumbingware markets, under the Eljer trademark, faucets manufactured by U.S. Brass that complement its fixture line. Eastman plumbing supplies include supply tubes and valves, fittings, air gaps and flexible gas and water connectors. Qest plumbing systems, incorporating polybutylene pipe and metal connective fittings, offer ease of installation, freeze tolerance and cost reduction to builders and plumbing contractors. U.S. Brass also manufactures several private label faucets for large retailers and other faucet manufacturers.

  Various lawsuits have been filed against U.S. Brass, the Company and Eljer Manufacturing, Inc., a wholly-owned subsidiary of Eljer Industries ("Eljer Manufacturing"), regarding polybutylene plumbing systems using acetal fittings manufactured and sold for residential site-built installations from 1979 through 1986 and for other installations from about 1975 through 1990. Metal fittings are currently used for the polybutylene plumbing systems which the Company manufactures and markets and which it believes have performed satisfactorily. See "Recent Developments" in Item 1, "Legal Proceedings" in
Item 3 and Note 13 to the Consolidated Financial Statements in Item 8.

  Heating, Ventilating and Air Conditioning Products. The Company, through Selkirk/Dry and Selkirk Europe, manufactures and markets, in the United States, Canada and Europe, prefabricated chimneys, venting systems, registers, grilles and other related specialty items.

  The Company believes it is a leading manufacturer of venting systems of its type in both North America and Europe. These venting systems are used in residential, commercial and industrial construction primarily to provide venting of discharge from a furnace, appliance, boiler or diesel engine to the outside. Eljer Industries' brands in North America are sold primarily under the Metalbestos, Airmate, P.S. Chimney and SEL-VENT trademarks and in Europe under the Selkirk and Europa trademarks.

  Selkirk/Dry also manufactures and markets registers, grilles and diffusers. These products are used primarily in new residential and commercial construction and are marketed in the United States under the Airmate and Selaire trademarks and in Canada under the Lloydaire trademark. They are also sold into the retail market under the Showcase trademark. The Company also manufactures other specialty products, including gas and wood-burning fireplaces, and products made from fiber reinforced materials.

MARKETS AND DISTRIBUTION

  Plumbing. Plumbing products are sold domestically and are exported primarily through two major channels of distribution: (1) plumbing wholesalers; and (2) retail outlets.

  Eljer Industries' sales force is comprised of both agents and direct salesmen. Eljer Industries markets plumbing products primarily in North America. The Company also sells plumbing products through wholesale distributors in the Far East and Middle East. Eljer Industries supports its product lines with a variety of advertising, including national and trade magazines.

  Plumbing products sold by the Company are used primarily in new home construction and repair/remodeling; therefore, demand for plumbing products is closely related to both the rate of new housing starts and remodeling and repair activities. The housing market is cyclical and is affected by, among other things, interest rates, consumer confidence and the availability of mortgage loans. Another major end use of plumbing products is in the repair and remodeling markets which represent a different source of demand for plumbing products, reducing the Company's reliance on new home construction. Both housing starts and the repair and remodeling market experienced increases in 1993, and many published forecasts indicate further improvements in 1994. The other major end use of plumbing products is in the commercial market, which consists of hotels, health care facilities, educational and penal institutions and office buildings.

  The markets for plumbing products are highly competitive. Competition is based on brand recognition, design and quality of the product, product performance, price and service, with the relative importance of such factors varying among products and markets. Eljer Industries, Kohler Company and American Standard, Inc. are the better recognized companies selling fixtures in the United States. The Company believes that overall it has the third largest market share in the plumbing fixtures market. Eljer Industries also is a supplier in the faucet market, where there are numerous major domestic and import manufacturers, several of which are substantially larger than Eljer Industries.

  HVAC. Eljer Industries' HVAC products are used in the residential, industrial and commercial construction markets for new construction and repair and remodeling applications. HVAC products are sold primarily to regional wholesalers and through retailers and contractors. Sales of these products are subject to customer demand and general business conditions in these markets and the North American and European economies. Participation in eastern Europe markets, as they convert to natural gas, represents a strong market potential in the future, depending on economic conditions.

  In all major HVAC product lines, there are a variety of competitors who aggressively compete for market share. Competition is based primarily on brand recognition, product design, product quality, range of product line, price, service and engineering support. Eljer Industries believes that it is competitive with respect to each of these factors.

RAW MATERIALS

  The manufacture of plumbing products requires clay, iron, brass, copper and plastics, including polybutylene resin. Other than polybutylene resin, which is currently produced only by Shell Chemical Company, a subsidiary of Shell Oil Company, these materials are, and have been, readily available from several sources. The Company has not experienced difficulty in obtaining polybutylene resin from Shell Oil Company as needed.

  The major raw materials used in the manufacture of HVAC products are cold-rolled steel, galvanized steel, stainless steel coils and aluminum coils. These materials are readily available from several sources and the Company has experienced no difficulties with respect to availability of these materials.

                            ENVIRONMENTAL REGULATION

  General. Like many industrial facilities, Eljer Industries' plants may generate hazardous and nonhazardous waste, disposal of which is subject to federal and state regulation. Due to the Company's and its predecessors' longtime presence in the industry, business practices followed many years ago could potentially become the focus of environmental actions. Several facilities have been required to implement programs to remedy the effects of past waste disposal. Although a number of plants have not been the focus of comprehensive environmental studies, Eljer Industries is aware of no instances of noncompliance with currently applicable safety, health and environmental laws and regulations which might have a significant adverse effect on the Company's financial condition or results of operations except as set forth below. With respect to current operating procedures, Eljer Industries believes that it is in material compliance with such applicable laws and regulations. The Company has established accruals of approximately $13.0 million at the end of 1993 (see discussion of individual sites below) pertaining to environmental, health and safety matters. The Company believes these accruals are adequate; however, given the significance of these matters, there may be costs in excess of amounts accrued that could have a material and adverse effect on individual future years' operating results .

  Although the monitoring of environmental issues is an integral part of the Company's operations, Eljer Industries estimates that its capital expenditures for environmental control facilities during fiscal years 1994 and 1995 will not be material. The Company's capital expenditures for environmental control facilities during fiscal years 1993 and 1992 were also not material.

  Solid and Hazardous Wastes. The past disposal of hazardous and nonhazardous waste generated at the Company's plants may now be subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Several facilities have been required to implement programs to remedy the effects of past waste disposal.

  A consent decree between the Company and the United States Environmental Protection Agency ("EPA" or "U.S. EPA") was entered into in October 1990, regarding the Company's Salem, Ohio, facility. The decree requires, among other things, a closure plan to be approved by the Ohio Environmental Protection Agency ("Ohio EPA") for the clean-up and closure of an area at that plant. In December 1992, the Company and the Ohio EPA reached agreement on the proposed closure plan and a joint settlement statement was filed in January 1993. The Company submitted a revised closure plan on April 30, 1993, and has not yet received either approval of, or comments on, the proposed plan. The Company has begun closure and has paid $1.6 million to complete an interim closure of the area and expects to pay approximately $1.8 million for additional closure and post-closure costs. The Company has established accruals which it believes are adequate to provide for these costs.

  At the Company's Marysville, Ohio, facility, which was closed in 1987, the Ohio EPA has entered a negotiated administrative order requiring the Company to close an on-site disposal area holding foundry sand containing lead. In addition, certain solvents have been reported to be present in the soil and "perched" water in an on-site former drum accumulation area. The Company submitted a draft closure plan for remediation on December 16, 1993. Assuming the plan is approved in its current form, the Company's environmental consultant estimates the cost of its implementation, including post-closure care, to be approximately $9.4 million; however, there is no assurance that the plan will be approved. In connection with the closure plan, an environmental consultant has assessed the groundwater at the site and concluded that there is no adverse impact on aquifers at the site. This report was presented to the Ohio EPA on January 10, 1994. The ultimate cost to complete the closure of the facility will depend on the nature and extent of the substances there and the remediation technology ultimately agreed upon by the Ohio EPA. The Company has established accruals which it believes are adequate to provide for these costs.

  Under the terms of the consent decree regarding the Company's Salem, Ohio, facility, discussed above, and related federal and state laws and regulations, the Company is required to demonstrate financial responsibility for closure, post-closure care and third-party liability with respect to the Salem site and the Marysville site. Primarily as a result of the unusual items recorded in 1991 and the extraordinary item and cumulative effect of changes in accounting principles recorded in 1992, the Company was unable to continue making the required demonstration of financial responsibility after March 1992. On March 31, 1992, the Company notified the Ohio EPA that it could not make the required demonstration at that time, and was pursuing alternative means of satisfying the financial responsibility requirements. On October 9, 1992, the Company received from the Ohio EPA a notice of violation with respect to its failure to demonstrate financial responsibility. On October 12, 1992, the Company again notified both the U.S. EPA and the Ohio EPA of its inability to meet the financial responsibility requirements and asserted the unfavorable district court decision in 1991 on timing and availability of insurance coverage and its effect on the Company's financial position as an event of force majeure. The Company received letters from the Ohio EPA dated June 21, 1993 and February 24, 1994, advising that the Company was in violation of financial assurance requirements for the Salem and Marysville sites.

  The Company pursued negotiations with the U.S. EPA with regard to alternatives to the Company's financial responsibility requirements under the Salem consent decree. In September 1993, however, the U.S. EPA informed the Company that it was withdrawing a proposed settlement offer that might have resolved the matter without the imposition of any penalties and was referring the matter of the Company's alleged noncompliance with the Salem consent decree to the U.S. Department of Justice ("DOJ"). The Company obtained a letter of credit effective September 28, 1993, to meet the closure and post-closure financial responsibility requirements relative to the Salem facility. On February 8, 1994, the DOJ sent the Company a letter demanding that the Company pay $1.1 million in stipulated penalties covering the period during which it was not able to meet the financial responsibility requirements associated with closure and post-closure care of its Salem facility. The Company disputes the amount and imposition of penalties and has entered into negotiations with the DOJ with respect thereto. The Company has recently obtained third-party liability coverage for the Salem facility.

  The Company has been unable to renew closure, post-closure or third-party liability financial responsibility assurances for the Marysville site. On June 21, 1993, the Ohio EPA informed the Company that this matter was being referred to the U.S. EPA, but the Company has not heard from the U.S. EPA on this matter.

  The Salem consent decree provides for a stipulated penalty of $2,000 per day for each failure to comply with a financial assurance provision (with lesser penalties of $500 to $1,000 per day during the first month of noncompliance). An Ohio statute provides generally for fines of $10,000, with higher fines for second convictions or reckless violations of its regulations. Federal law allows the imposition of civil penalties of up to $25,000 per day for violation of federal regulations and makes certain violations subject to criminal penalties. The government may attempt to impose statutory penalties on the Company for its failure to comply with the financial responsibility requirements at the Marysville site and additional penalties with regard to the Salem facility. In the Company's opinion, after consultation with counsel, any penalties ultimately imposed are likely to be less than the maximum potential penalties authorized under the law. The Company believes that it has meritorious defenses to the imposition of any penalties and intends to vigorously defend against such penalties.

  Superfund. The federal Comprehensive Environmental Response, Compensation and Liability Act (commonly referred to as "Superfund" or the "Superfund Act") and similar state laws subject certain parties to liability for the clean-up of contaminated waste treatment or disposal sites. Liability under the Superfund Act is considered "joint and several", meaning that any one responsible party theoretically could be liable for all clean-up costs, which are often substantial. However, the Superfund Act provides for the allocation of liability in an equitable manner among responsible parties and for contribution among them.

  Certain of the Company's plants may have disposed of waste at sites which have or may become a part of federal Superfund clean-up efforts. The Company has received notice that eight of these sites are the subject of federal, and two are the subject of state, remedial investigations or activities, for which the Company has not resolved its alleged liability. In 1992 and 1993 the Company resolved its alleged liability at three additional sites. At nine of the sites still being addressed, the Company considers itself to be a de minimis contributor to the volume of waste. With regard to the remaining site, the American Zinc Company site in Dumas, Texas, the Company is conducting a preliminary investigation of its connection, if any, to a former owner of the site. On October 6, 1993, the Texas Natural Resource Conservation Commission ("TNRCC") informed the Company that it may be in the position of being named as a potentially responsible party ("PRP") with regard to this site. The Company has responded to a TNRCC request for information concerning the Company's connection, if any, to the site. If the site listing on the Texas Superfund Registry were finalized, the PRPs would be jointly and severally liable for any clean-up costs. The Company is assessing the position it will take in responding to the TNRCC. At this early stage it is not reasonably possible for the Company to determine the environmental condition of the site or the nature and cost of any remediation that may be required. Similarly, with respect to another site as to which the Company was recently notified that it may be a de minimis PRP, no determination of its share of the costs of any remediation can currently be made. The Company has established accruals which it believes are adequate to provide for any liabilities it may have with respect to the other eight sites.

  Air and Water. Air and water emissions by the Company's plants have in the past received the attention of regulatory authorities and may require capital expenditures in the future. During 1991 the Company received from the EPA an administrative order citing it with a violation of the Clean Water Act for unpermitted discharge of wastewater streams at the Salem, Ohio, plant. The Company has been in negotiations with the EPA since then and has filed a sampling plan and tendered the sampling results to the EPA. In January 1993 the Company received notice from the DOJ that it intended to file a civil action seeking penalties for alleged violations of the Clean Water Act from at least 1988. The government advised the Company that it was seeking a civil penalty of approximately $1 million and requested a good faith settlement offer from the Company to avoid filing a lawsuit. The Company has negotiated with the government a settlement in principle of the proposed civil action. Under the settlement in principle, the details of which will be reduced to writing in a consent decree, the Company would pay a $300,000 cash penalty and conduct certain remediation work estimated to cost approximately $690,000. The Company has established accruals which it believes are adequate to provide for these costs.

  Other Matters. In October 1991, Eljer Manufacturing sold a facility located in Atlanta to joint venture partners Toto Ltd., Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. ("Toto and Mitsui"). Toto and Mitsui have given Eljer Manufacturing notice that certain soil and groundwater sampling allegedly revealed several areas of contamination for which they claim indemnity under their purchase agreement. Eljer Manufacturing could be responsible for the costs of remediation, up to a contractual limit of $750,000, if this contamination resulted from an unlawful release of hazardous substances or disposal of solid waste or hazardous waste at the facility prior to October 1991. The sufficiency of the notice given is being disputed and Eljer Manufacturing has proposed conducting additional environmental assessments. In addition, Eljer Manufacturing has notified the prior owner of the facility, JP Industries, Inc., ("JP Industries") of Eljer Manufacturing's claims under the indemnity provisions of its purchase agreement with JP Industries. Eljer Manufacturing believes that it has meritorious challenges to Toto and Mitsui's claims as well as valid claims against JP Industries should it be liable for any contamination at this site.

  In anticipation of the possible sale of the Company's Wilson, North Carolina, manufacturing plant, an environmental investigation was performed of that plant. One monitoring well on the property showed the presence of some hazardous substances. This finding was reported to the State of North Carolina and a follow-up investigation was performed. The Company is now in the process of preparing a report and action plan to be submitted to the state. Another well on the property was found to contain trichloroethene, another hazardous substance. Based on the location of the well and the direction of groundwater flow, and the Company's understanding that it has not used trichloroethene at the plant, it is presently the Company's belief that any trichloroethene on the property originated from off-site sources. The Company has established accruals which it believes are adequate to provide for the costs of investigation and remediation, if any.

  On December 15, 1992, the Attorney General of the State of California, the Natural Resources Defense Council and the Environmental Law Foundation filed lawsuits against the Company, U.S. Brass and approximately 15 other manufacturers and sellers of residential and commercial brass faucets alleging violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). The lawsuits allege that the Company, U.S. Brass and other plumbing manufacturers did not provide clear and reasonable warning to California purchasers prior to knowingly and intentionally exposing persons to lead, a chemical known to the State of California to cause reproductive toxicity, and that the Company, U.S. Brass and other plumbing manufacturers knowingly discharged or released lead into drinking water in violation of Proposition 65. The lawsuits claim that the alleged exposures and discharges occur from the leaching of lead into drinking water from brass faucets manufactured by the companies. The Company and U.S. Brass, if found liable, could be subject to a civil penalty not to exceed $2,500 per day for a violation of the warning requirement and $2,500 per day for a violation of the discharge requirement. Allegations are also made that the same conduct constitutes unfair business practices, misrepresentation, fraud and deceit, breach of contract and warranties, and negligence. The Company and U.S. Brass intend to defend the lawsuits vigorously, and while they will continue to do so, they have also engaged in settlement discussions with the plaintiffs. The Company and U.S. Brass do not expect the resolution of these lawsuits to have a material adverse effect on its financial condition or results of operations.

                        FOREIGN AND DOMESTIC OPERATIONS

  See Note 15 to the Consolidated Financial Statements in Item 8 for geographic segment financial data.

                                    GENERAL

  Customers. Eljer Industries is not dependent upon any single customer, or upon any single group of customers, the loss of which would have a material adverse effect on Eljer Industries.

  Backlog of Orders and Inventory. The backlog of unshipped factory orders at the end of fiscal years 1993 and 1992 was approximately $15.3 million and $17.4 million, respectively. The decline is primarily attributable to a downturn in the Company's European business, which continued to experience reduced sales volumes at the end of 1993 (see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional discussion). Eljer Industries expects that all of the orders in backlog at the end of fiscal year 1993 will be shipped during 1994. Eljer Industries must carry inventory of certain products to meet rapid delivery requirements of its customers.

  Employees. Eljer Industries employs approximately 3,900 people, approximately 1,400 of whom are covered by collective bargaining agreements with various labor unions. The collective bargaining agreement at the manufacturing plant in Nampa, Idaho, expired July 8, 1991. The plant has been operating without a contract since that date. The expirations of current collective bargaining agreements range from 1994 to 1996. A new three-year agreement was reached at the Company's cast iron foundry manufacturing plant in Salem, Ohio, effective March 5, 1993, without production interruption. A new three-year agreement was also reached at the Company's vitreous china plant in Tupelo, Mississippi, effective October 25, 1993, without production interruption. A new three-year agreement was reached at the Company's Logan, Ohio, plant effective February 3, 1994, without production interruption, the only location for which an agreement expired in 1994. In general, relations with employees have been satisfactory.

  Patents and Trademarks. Eljer Industries has a number of United States and foreign patents and also holds a number of patent applications, licenses, trademarks and trade names, including the trademarks mentioned herein. Except for certain trademarks mentioned herein, none of the foregoing is believed to be material to Eljer Industries.

  Other. No material portion of the businesses of Eljer Industries is subject to renegotiation of profits or termination of contracts at the election of the federal government. The Company's businesses in total are not significantly seasonal, although many products experience increased sales during the second and third quarters of the year due to larger housing construction activity, and certain HVAC products often experience higher sales in the autumn months.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages, titles with Eljer Industries and principal occupations and employment for the past five years of the persons serving as executive officers of Eljer Industries.

       NAME AND AGE                         OFFICE AND EXPERIENCE
       ------------                         ---------------------
Scott G. Arbuckle, 62.....  President and Chief Executive Officer. Mr. Arbuckle
                            has served in his current position since February
                            1990. Mr. Arbuckle previously served as Executive
                            Vice President of Eljer Industries and President of
                            the HVAC Group from April 1989 to February 1990.
                            From 1982 to April 1989, Mr. Arbuckle served as an
                            Executive Vice President of HMI. He joined U.S.
                            Brass in 1963.

Henry W. Lehnerer, 53.....  Vice President--Finance and Chief Financial Officer.
                            Mr. Lehnerer has served in his current position
                            since May 1993. Mr. Lehnerer previously served as
                            Chief Financial Officer of Princeton Packaging
                            Holdings, Inc., a flexible packaging company with
                            operations in the United States and the U.K. Prior
                            to joining Princeton Packaging, he was Executive
                            Vice President and Chief Financial Officer of
                            Wormald Americas, Inc., a manufacturer of sprinkler
                            systems and other fire prevention products.

James F. Thomason, 59.....  Vice President--Manufacturing. Mr. Thomason
                            previously served as Group President--Selkirk/Dry
                            N.A. from April 1990 to April 1991. Prior to joining
                            Eljer Industries, Mr. Thomason served in various
                            management positions with the Kohler Company, most
                            recently as Vice President--Operations for Plumbing
                            and Specialty Products, International.

John M. Botton, 59........  Group President--Selkirk Europe. Mr. Botton served in this position since April 1989. Mr. Botton
                            previously served as HMI's division president for
                            Selkirk Europe from 1980 to April 1989. Mr. Botton
                            retired from this position with the Company on March
                            22, 1994.

Edward W. Fordyce, Jr.,
 52.......................  Vice President--General Counsel and Secretary. Mr.
                            Fordyce has served as Vice President--General
                            Counsel since May 1992, and was appointed to the
                            additional post of Secretary in September 1992. Mr.
                            Fordyce previously served as Vice President--General
                            Counsel and Assistant Secretary of Lennox
                            International, Inc., Dallas, Texas, a privately-held
                            manufacturer of heating, ventilating and air
                            conditioning equipment, from 1989 to 1991, and as
                            Vice President--General Counsel and Assistant
                            Secretary of National Gypsum Co., Dallas, Texas,
                            from 1979 to 1988.

Charles R. Wackenhuth, 55.  Vice President--Human Resources. Mr. Wackenhuth has
                            served in his current position since April 1989. Mr.
                            Wackenhuth previously served as Director--Human
                            Resources/Compensation for HMI from 1982 to April
                            1989.

       NAME AND AGE                         OFFICE AND EXPERIENCE
       ------------                         ---------------------
James A. Harris, 37........ Vice President--Sales and Marketing. Mr. Harris has
                            served in his current position since January 1992.
                            Mr. Harris previously served as Vice President--
                            Marketing of Eljer Industries from April 1989
                            through December 1991, and served as Director--
                            Marketing of HMI's plumbing products group from
                            February 1988 to April 1989. Prior to joining HMI,
                            Mr. Harris served in various sales and marketing
                            management positions with American Standard, Inc.

Brooks F. Sherman, 33...... Controller, Treasurer and Assistant Secretary. Mr.
                            Sherman served as Controller and Assistant Secretary
                            since joining HMI's plumbing products group in March
                            1989. In April 1991, Mr. Sherman was named
                            Treasurer. Prior to joining HMI, Mr. Sherman served
                            in various positions, most recently financial
                            consulting and audit manager for Arthur Andersen &
                            Co., an international accounting firm.

ITEM 2. PROPERTIES

  The following table sets forth the location, approximate square footage and use of each of the principal manufacturing plants of Eljer Industries, separated by the division or subsidiary which operates the facility. Except as indicated in the table, all of the plants are owned by Eljer Industries.

                                    APPROXIMATE
             LOCATION              SQUARE FOOTAGE              USE
             --------              --------------              ---
 ELJER PLUMBINGWARE:
    Ford City, Pennsylvania.......    736,000     Manufacture of vitreous china
                                                  products.
    Salem, Ohio...................    477,000     Foundry--manufacture of
                                                  enameled cast iron products.
    Tupelo, Mississippi***........    422,000     Manufacture of vitreous china
                                                  products.
    Wilson, North Carolina........    220,000     Manufacture of fiberglass
                                                  bathtubs and showers.
 U.S. BRASS:
    Abilene, Texas................    174,000     Manufacture of faucets.
    Commerce, Texas...............    172,000     Manufacture of polybutylene
                                                  plumbing systems and brass
                                                  and copper gas and water
                                                  connectors.
    Plano, Texas..................     98,000     Manufacture of brass plumbing
                                                  supplies.
    Elkhart, Indiana..............     97,000     Manufacture of polybutylene
                                                  plumbing systems.
 SELKIRK/DRY:
    Winters, Texas................    337,000     Manufacture of registers,
                                                  grilles, diffusers and gas
                                                  vents.
    Logan, Ohio...................    194,000     Manufacture of gas vents and
                                                  chimney systems.
    Nampa, Idaho..................    154,000     Manufacture of gas vents and
                                                  chimney systems.
    Coleman, Texas................    110,000     Manufacture of registers,
                                                  grilles and fireplaces.
    Brockville, Ontario, Canada...     75,000     Manufacture of fireplaces and
                                                  chimney systems.
    Mississauga, Ontario, Canada*.     55,000     Manufacture of registers and
                                                  grilles.
 SELKIRK EUROPE:
    Cologne, Germany**............    105,000     Manufacture of chimney
                                                  systems.
    Barnstaple, England...........     92,000     Manufacture of gas vents and
                                                  chimney systems.
    Mullicott Cross, England......     68,000     Manufacture of venting and
                                                  specialty products.

- --------
  * Leased until December 1994--the Company is currently negotiating a renewal of this lease.
 ** Leased until 1997.
*** Leased until 2066.

  In general, the manufacturing facilities for plumbing products are in good condition and are operating at capacities which range from approximately 40% to 100%. The facility used for the manufacture of fiberglass products in Wilson, N.C., which the Company is actively trying to sell, is also in good condition but is operating at lower capacity levels.

  The manufacturing facilities for gas vents and chimney systems are presently operating at approximately 60% to 75% capacity, except Canada, which is operating at a lower capacity level. The plants, which are used to manufacture registers, grilles and other specialty items, are presently operating at approximately 75% capacity. Each of these facilities is in good condition.

  All Selkirk/Dry and Eljer Plumbingware properties, with the exception of Salem, Ohio, secure the domestic bank term loans. The Commerce, Texas, location secures certain industrial revenue bond obligations. All owned properties in England secure both the revolving credit agreement and the term debt in the United Kingdom. See Note 7 to the Consolidated Financial Statements in Item 8 for further discussion.

  In addition to the foregoing, Eljer Industries owns or leases a number of warehouse distribution centers throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

  Information regarding legal proceedings of the Company is set forth herein in "History", "Recent Developments" and "Environmental Regulation" appearing in
Item 1, and in Notes 13 and 14 to the Consolidated Financial Statements in Item 8, and is incorporated herein by these references.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders of Eljer Industries during the fourth quarter of fiscal year 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

  Eljer Industries' common stock is traded principally on the New York Stock Exchange. The following table reflects the range of high and low selling prices of Eljer Industries' common stock by quarter for 1993 and 1992. This information is based on closing prices as reported by the New York Stock Exchange.

                                                        1993           1992
                                                    ------------- --------------
                                                     HIGH   LOW    HIGH    LOW
                                                    ------ ------ ------- ------
      First Quarter................................ $9 3/4 $8 1/2 $13 7/8 $6 1/8
      Second Quarter...............................  9 1/4  6 1/2   9 1/4  4 1/2
      Third Quarter................................  7 1/4  5 1/4  11 3/4  6 5/8
      Fourth Quarter...............................     9   5 5/8     11   8 3/8

HOLDERS

  At March 18, 1994, there were approximately 9,820 holders of record of common stock.

DIVIDENDS

  No dividends were declared in fiscal 1993 or 1992. The Board of Directors intends to review its dividend policy regularly with the intent of restoring a cash dividend when appropriate; however, Eljer Industries is currently restricted by certain debt covenants from paying dividends during the term of its restructured U.S. credit agreement. See Note 7 to the Consolidated Financial Statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents selected financial data of Eljer Industries. Results for fiscal year 1989 are not necessarily indicative of the financial position of Eljer Industries had it been autonomous. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. Net income per share is not applicable to actual results for 1989 since Eljer Industries was not a separate entity with a capital structure of its own during the entirety of this period. The unaudited pro forma results include the effects of certain events resulting from the spin-off, primarily the incurrence of substantially more interest expense, on the historical consolidated statement of income for the fiscal year ended 1989, as if such events had been completed as of the beginning of said year.

                                                              PRO FORMA  ACTUAL
                              1993   1992      1991    1990     1989      1989
                             ------ ------    ------  ------ ----------- ------
                                                             (UNAUDITED)
                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales................... $387.6 $397.3    $402.5  $449.2   $429.9    $429.9
Income from operations
 before unusual items.......   21.1   23.4      19.0    20.8     28.5      28.7
Income (loss) before income
 taxes......................    6.4    9.4     (47.8)    6.1     13.0      16.2
Income (loss) before
 extraordinary item and
 cumulative effects of
 changes in accounting
 principles.................    3.9   (2.1)    (59.7)    2.5      7.3       9.2
Net income (loss)...........    3.9  (57.3)**  (59.7)    2.5      7.3       9.2
Earnings (loss) per share
 before extraordinary item
 and cumulative effects of
 changes in accounting
 principles.................    .55   (.30)    (8.46)    .35     1.03       N/A
Earnings (loss) per share...    .55  (8.11)**  (8.46)    .35     1.03       N/A
Total assets................  228.8  254.4     239.2   268.8      N/A     306.5
Long-term debt..............  103.1  114.8      87.7*   88.1      N/A     125.7
Dividends per common share..    --     --        --      .28      .28       .21

- --------
 * Includes long-term debt subject to restructure, included in Current Liabilities at the end of 1991.
** Includes an extraordinary charge of $16.0 million ($2.26 per share) and cumulative effects of changes in accounting principles of $39.2 million ($5.55 per share). See Notes 1 and 13 to the Consolidated Financial Statements in Item 8 for additional discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Year ended January 2, 1994 ("1993"), compared with year ended January 3, 1993 ("1992")

  Net sales decreased 2.5% or $9.8 million from the 1992 level. 1993 sales benefitted from successful new product introductions and a strong retail market in the United States with North American sales rising $11.5 million or 3.8% over the 1992 level. However, sales declined approximately $21.3 million in Europe, of which approximately $9.7 million resulted from unfavorable exchange rates due to the strong U.S. dollar. The planned elimination of low-margin product lines also contributed to the slight sales reduction. The downward trend in European sales is anticipated to continue well into 1994.

  Gross profit margins for 1993 improved in North America to 25.6% from 24.1% in 1992. This is attributable to the continuation of a management strategy to reduce costs and increase margins on major product lines and eliminate those product lines with lower margins. As an example of eliminating a lower margin product line, in September 1993, Eljer Industries sold its Valdosta, Georgia, fiberglass and acrylic plant, and no longer sells under the GlasTec trade name. The Company has entered into negotiations to sell its Wilson, North Carolina, fiberglass plant. Gross profit margins of the Company's North American plumbing products alone rose from 19.7% in 1992 to 23.0% in 1993 due in part to reduced costs and increased sales of higher margin products, particularly in the last half of 1993, and improved burden absorption on the higher volume.

  The reduced level of European sales resulted in a gross profit margin reduction from 41.4% in 1992 to 39.2% in 1993. The resurgence in North American plumbing sales, improved product quality and lower costs related to workers' compensation, medical insurance and new processes and products in 1993 contributed to offsetting the European margin decline and maintained the 28.2% 1992 margin level on a consolidated basis.

  Total selling and administrative expenses were $3.0 million or 3.6% lower than the 1992 level ($80.9 million in 1993; $83.9 million in 1992), primarily as a result of lower selling expenses in Europe. In addition, costs incurred in 1992 related to the bank debt restructuring were not present in the 1993 results. Conversely, litigation costs were $2.3 million higher in 1993 than in 1992 due primarily to higher litigation costs incurred in the Company's suits against its insurance carriers and costs incurred for a suit against Household, the Company's former parent.

  Overall, North American income from operations increased $6.3 million in 1993, despite the increased litigation costs, compared to 1992. The increase was more than offset by the $8.6 million decline in European operating income in 1993.

  Other expense, net, was relatively stable, rising only $248,000 in 1993. Interest expense was also stable, decreasing only $94,000 in 1993. Interest income was $542,000 lower in 1993 compared to 1992. This is due to lower cash investments, due to litigation payments and related costs, and lower interest rates in 1993.

  Tax expense, including tax on repatriation of foreign earnings and a loss of tax benefit on indemnified liabilities, was approximately $9.0 million lower in 1993 than 1992. Tax expense in 1993 decreased due to lower European earnings, which are taxed at rates higher than those in the United States, and the Company's ability to utilize deferred tax benefits in the United States. In addition, the 1992 tax expense included $7.3 million of charges related to the 1989 spin-off from Household.

  Net income for the year increased $6.0 million over the 1992 $2.1 million loss before the extraordinary item and effects of changes in accounting principles, resulting in the Company's best performance since 1989.

 1992 Compared with year ended December 29, 1991 ("1991")

  Net sales remained relatively stable during 1992, decreasing only $5.2 million or 1.3% from the 1991 level. Sales of the plumbing product lines were reduced by $8.9 million or 4.0%. This reduction was partially offset by a $3.7 million or 2.1% increase in sales of HVAC products. The reductions in sales of plumbing products was primarily a result of a three-year management strategy to exit from low margin activities. The Company was also adversely affected by negative publicity concerning its financial condition during part of the year, which particularly slowed the conversion of potential new accounts to the Eljer brand. The successful insurance case appeal and bank debt restructuring provided the bases for the Company to reverse this decline in the fourth quarter of 1992, in which sales of plumbing products exceeded the fourth quarter 1991 sales. Although European sales were slightly higher in 1992 over 1991, fourth quarter 1992 sales in

Europe were substantially below the prior year due to deteriorating economic conditions, particularly in Germany.

  Gross profit margin increased from 26.2% to 28.2% in 1992. This improvement was the result of the implementation of the three-year management strategy which increased margins earned on most major product lines. Several key improvements by the Company included substantial reductions of fixed costs and excess capacity through the disposition of three plants in 1991, the planned decline or elimination of low margin products, reduction in the cost of medical insurance programs and the increase in sales of HVAC products, which yield higher margins. The impact of these improvements was partially offset by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" as of the beginning of 1992. The implementation of SFAS No. 106 resulted in an additional $1.9 million reduction in gross margin and continues to have an unfavorable financial impact.

  Total selling and administrative expenses were $0.9 million or 1.1% higher than the 1991 level and litigation costs were $1.5 million higher than the 1991 level. In total, legal, professional and bank restructuring fees were approximately $3.7 million higher in 1992 than in the previous year. This increase was partially offset by reductions in sales commissions and other selling costs.

  Operating profit before unusual items was $23.4 million or 5.9% of sales in 1992, compared to $19.0 million or 4.7% of sales in 1991. For the fourth quarter of 1992, operating profit before unusual items was $6.6 million or 6.2% of sales, compared to $5.5 million or 5.3% of sales in the fourth quarter of 1991. These improvements occurred despite the impact of implementing SFAS No. 106, which reduced operating profit by $2.1 million in 1992 and $0.5 million in the fourth quarter of 1992.

  The Company recorded the following unusual items in 1991 which were not repeated in 1992:

    1) During 1991, management completed its previously disclosed reevaluation of the Company's vacuum forming production line at its Salem, Ohio, foundry which had experienced significant operating problems. In performing its final evaluation, management determined that the system could not produce cast iron products in a cost efficient manner and therefore was written off. The write-off totaled $9.0 million.

    2) As previously disclosed, the Company also began implementation of various steps to restructure its business in 1991, including plant idlings and closings, debt restructuring, product line rationalization and downsizing of certain operations. The total cost associated with the Company's restructuring was approximately $7.6 million.

    3) As discussed in Note 13 to the Consolidated Financial Statements in
  Item 8, as a result of the June 1991 adverse district court decision (which has since been overturned on appeal) regarding the timing and availability of primary insurance coverage relating to the Qest polybutylene plumbing system manufactured and sold by U.S. Brass, the Company fully reserved for receivables from its insurance carriers, resulting in a $14.6 million 1991 charge. The Company also established an additional reserve of $6.7 million in 1991 for prior settlements, judgments on appeal and other related costs.

    4) During 1991, the Company established additional environmental remediation reserves of $9.9 million including reserves to cover potential additional environmental clean-up costs associated with the closed Marysville, Ohio, facility, and the completion of the closure plan at its Salem, Ohio, facility.

    5) During early 1991 management implemented a program to offer incentives to turn inventories identified as slow moving. Based upon the results of these efforts, management decided to discontinue certain products and a $5.0 million reserve was established during the fourth quarter of 1991 to reflect these items at their estimated fair market value.

  Other expense, net in 1992 of $1.1 million was $1.3 million lower than the 1991 level due primarily to favorable foreign exchange gains recognized in 1992 and lower expense attributable to the receivables sales program discussed in
Note 3 to the Consolidated Financial Statements in Item 8.

  Interest expense was $0.9 million higher in 1992 compared to 1991. This is due primarily to default rates being charged on the Company's debt in 1992 and the new financing completed in May 1992 by U.S. Brass. This impact was offset somewhat by an overall reduction in the base interest rate being charged on the Company's variable rate debt and the expiration of an unfavorable interest rate swap agreement in April 1992. A second interest rate swap agreement with a $65 million notional amount will continue to adversely affect the Company's interest costs through its April 14, 1994, expiration date.

  As discussed in Note 11 to the Consolidated Financial Statements in Item 8, the Company expensed $3.6 million in 1992 for the estimated tax cost for repatriating those foreign earnings which were no longer considered permanently reinvested and the Company's inability to utilize the tax benefit of certain liabilities partially indemnified by Household. Tax expense in 1992 was also affected by the Company's inability to realize the tax benefit of its U.S. loss. In addition, a $3.0 million assessment was received subsequent to yearend 1992 from Household pursuant to a Tax Sharing Agreement which pertained to the Internal Revenue Service audits of years 1983 through 1985 (prior to the spin-off), for which no indemnification exists. The Company continues to investigate the merits of Household's claim.

  In the fourth quarter of 1992, the Company established a $16.0 million reserve for litigation associated with a Chinese joint venture entered into by a separate division of HMI, a predecessor company to Eljer Manufacturing (see
Note 13 to the Consolidated Financial Statements in Item 8 for discussion). This reserve is considered extraordinary due to its unusual nature and the fact that it has no relation to any of the operating divisions of HMI which became part of Eljer Industries.

  As discussed in Notes 1, 9 and 11 to the Consolidated Financial Statements in
Item 8, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", No. 109, "Accounting for Income Taxes" and No. 112, "Employers' Accounting for Postemployment Benefits" effective the beginning of 1992. As a result, a total of $39.2 million of cumulative catch-up adjustments are reflected in the 1992 results as changes in accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

  The net cash provided by operating activities of $7.3 million in 1993 was $4.7 million more than in 1992. The increase results primarily from the improved earnings position in 1993, as discussed above. Inventories decreased $3.2 million in 1993 due to planned reductions in Europe and tightly controlling inventory levels as sales volumes increased in North America. The increase in cash occurred in spite of the bonding of damage awards and legal fees totaling $14.0 million in 1993 related to the Kowin Development litigation (See Note 13 to the Consolidated Financial Statements in Item 8). The cash flow in 1992 was negatively affected by a $7 million payment to reduce the outstanding trade accounts receivable sold in conjunction with new financing received by one of the Company's subsidiaries. No such payment was made in 1993.

  Capital expenditures in 1993 of approximately $7.9 million were primarily for the improvement of existing equipment at various locations and the implementation of new manufacturing processes and tooling for new products. The Company is nearing capacity levels at its vitreous china plants and intends to implement a capital expansion project at its existing facilities in 1994.

  The net cash used in financing activities was $23.7 million in 1993. Through its cash flow generated by operating activities, the Company was able to achieve a net debt reduction of approximately $14.1 million in 1993. The 1993 reduction relates mainly to revolving debt, which was obtained in 1992 by U.S. Brass and the Company's Selkirk subsidiaries in the United Kingdom and Germany. In addition, approximately $5.5 million was used for the collateralization of environmental, insurance and related letters of credit during 1993 and approximately $4.0 million of advanced corporation taxes was paid by the Company's Selkirk subsidiary in the U.K. related to funds dividended to the Company in December 1992.

  The Company has been party to the Credit Agreement since it restructured its debt in December 1992. The Credit Agreement provided, among other things, a maturity date of April 30, 1995, for the Company's restructured term debt and letters of credit supporting industrial revenue bonds and other obligations. The Company has also been a party to a $13.0 million accounts receivable sale program, discussed in Note 3 to the Consolidated Financial Statements in Item 8, which had the same maturity date. In addition, the Credit Agreement included a default provision which might have been triggered in the event of a U.S. Brass bankruptcy proceeding. The Company and its lenders executed, as of March 25, 1994, the Amendment under the terms of which the maturity date covering the term portion of the debt and the letters of credit supporting industrial revenue bonds and other obligations was extended to April 30, 1996; and filing of a bankruptcy proceeding relative to U.S. Brass no longer constitutes an event of default. A $6.0 million principal payment was made at the closing date of the Amendment, with scheduled principal payments of $2.0 million, $4.0 million and $11.0 million due on October 5, 1994, December 30, 1994 and December 29, 1995, respectively, subject to certain criteria. In addition, the interest rate was increased 0.5% at the closing date of the Amendment and will be increased by 0.5% at six-month intervals to maturity. The Company will be working toward some manner of debt restructuring prior to the maturity of the Amendment in April 1996. Neither the Company nor any of its subsidiaries has any commitment with respect to restructurings or other sources of financing and there can be no assurance that any such commitments can be obtained prior to the maturity of the existing Credit Agreement, as amended.

  In connection with the Amendment, the maturity date related to the accounts receivable sale program was accelerated to September 30, 1994. The Company is currently having discussions with other potential lenders to replace this facility and, while there can be no assurance in this regard, anticipates it will be successful. The structure of a new facility may be different than the current program.

  At year end 1993, the Company was in compliance with all covenants related to its existing debt. See Note 7 to the Consolidated Financial Statements in Item 8 for additional discussion of debt.

  Two of the Company's manufacturing plants, one of which has been closed since 1987, are the subject of waste disposal and remediation projects. In total, the Company has accrued approximately $13.0 million at the end of 1993 pertaining to known environmental, health and safety matters. The principal environmental clean-up efforts will occur over the next several years. However, the Company provided a cash letter of credit in the amount of $1.9 million to the Ohio EPA covering closure and post-closure care for the Salem plant. If the Company were required to provide a letter of credit to the environmental agency in 1994 for a substantial portion of the amount accrued at yearend for the Marysville plant, such letter of credit will likely have to be fully cash collateralized. See Note 13 to the Consolidated Financial Statements in Item 8 for further discussion.

  On August 14, 1992, the U.S. Seventh Circuit Court of Appeals ruled in favor of the Company on the appeal of a June 1991 adverse decision in the Company's lawsuit against its primary insurer regarding the timing and availability of insurance coverage relating to the Qest polybutylene plumbing system (the "system" or the "Qest system") manufactured and sold since 1979 by U.S. Brass. Since December 1992, Travelers Indemnity Company of Illinois ("Travelers"), the Company's first layer excess insurance carrier for 1982 through 1986, has provided defense and indemnity coverage for Qest system claims associated with installations completed during the years 1982 through 1986 subject to a full reservation of rights. In September 1993 Travelers advised the Company that its coverage for Qest system claims for 1982 and 1983 installations was exhausted. The Company's next layer excess carrier, California Union Insurance Company ("California Union"), has disputed its obligations to provide coverage for indemnity costs for years 1982 and 1983, but is making certain amounts available with respect to payments of indemnity subject to a full reservation of rights. California Union has refused to pay defense costs. As previously disclosed, two other excess carriers, Gibraltar Casualty Company and Hartford Indemnity Company, which are the Company's next layer excess carriers for 1980 and 1981, have refused to make any payments for defense or indemnity. The Company's primary comprehensive general liability insurance carrier for policy years 1979 through 1988,

Liberty Mutual Insurance Company ("Liberty Mutual"), has exhausted its coverage for property damage claims for years 1980 through 1986. Although some coverage exists for the years 1979, 1987 and 1988, Liberty Mutual has refused to pay indemnity or defense for the years 1987 through 1988 because it claims that the Company owes Liberty Mutual reimbursement for overpayments in other years. Liberty Mutual has also refused to pay certain costs of defense or indemnity involving 1979 installations alleged to precede its coverage. The Company's carriers have advised it that they will not pay any punitive damages judgments which may be entered against the Company. The Company is engaged in coverage litigation against most of its excess insurance carriers in both state and federal court.

  In the Qest system, the Celcon acetal fittings, rather than the polybutylene pipe, have, in the Company's opinion, caused the vast majority of failures experienced to date. The manufacture and sale of Celcon acetal fittings were discontinued after 1986 for residential site-built installations and in 1990 for other uses. Based on the favorable ruling described above, the Company believes that substantially all losses arising from Qest claims for systems installed prior to 1987 are covered by insurance. The Company has limited insurance for the years 1987 through 1990. Although the Company believes it will ultimately prevail in its pursuit of insurance coverage in years 1979 to 1986, it may have to bear, in the interim, all or a portion of the costs of defense and settlement of claims and litigation for polybutylene plumbing systems installed from 1979 through 1983 and 1987 through 1990. If the Company continues to be exposed to protracted litigation or suffers adverse court verdicts in Qest system lawsuits, including the possibility of punitive damage awards for which insurance coverage may not be available, and if the Company does not receive complete and timely reimbursement from its excess insurance carriers, or obtain interim funding arrangements from its insurers, payments of such litigation costs may adversely affect its liquidity. Although the Company continues to believe that the Qest system liabilities are substantially covered by insurance, it is also exploring other means of resolving the polybutylene-related liabilities. It is continuing to press its suit against Household and is seeking to hold Household responsible for a portion of these liabilities, in addition to other damages. Further, the Company is exploring other options including the reorganization of U.S. Brass under federal bankruptcy laws. Such a proceeding could provide a means of maximizing the return to creditors of U.S. Brass and systematically resolving the issues raised in the polybutylene-related litigation. Under the terms of the Amendment (discussed above), the filing of such a proceeding no longer constitutes an event of default under the Credit Agreement. See Note 13 to the Consolidated Financial Statements in Item 8 for further discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ELJER INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
  Report of Independent Public Accountants.................................  19
  Consolidated Statements of Income........................................  20
  Consolidated Balance Sheets..............................................  21
  Consolidated Statements of Cash Flows....................................  22
  Consolidated Statements of Shareholders' Equity..........................  23
  Notes to Consolidated Financial Statements...............................  24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Eljer Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Eljer Industries, Inc. (a Delaware corporation) and subsidiaries as of January 2, 1994, and January 3, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eljer Industries, Inc. and subsidiaries as of January 2, 1994 and January 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1994 in conformity with generally accepted accounting principles.

  As discussed further in Notes 2 and 13, the Company and its indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass"), are defendants in a number of lawsuits and are the subject of certain claims which involve the Qest polybutylene plumbing system manufactured and sold by U.S. Brass since 1979. In addition, the nature and extent of the Company's insurance coverage related to potential losses arising from these claims and lawsuits is currently being contested by many of its insurance carriers. Management believes its insurance coverage is adequate, however, the ultimate outcome of these matters is uncertain at this time. Management is exploring various avenues to resolve the polybutylene-related liabilities, including the reorganization of U.S. Brass under federal bankruptcy laws. A reorganization of U.S. Brass would create a substantial doubt about the ability of U.S. Brass to continue as a going concern. The ultimate outcome of these matters is uncertain and the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  As discussed further in Notes 1, 9 and 11 to the Consolidated Financial Statements, effective December 30, 1991, the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.

                                          ARTHUR ANDERSEN & CO.

Dallas, Texas,
March 31, 1994

                             ELJER INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1993     1992      1991
                                                 -------- --------  --------
Net Sales......................................  $387,562 $397,343  $402,511
Cost of Sales..................................   278,374  285,131   297,099
                                                 -------- --------  --------
Gross Profit...................................   109,188  112,212   105,412
Selling & Administrative Expenses..............    80,902   83,910     82,987
Litigation Costs...............................     7,215    4,931      3,440
Unusual Items:
  Write-Off of Equipment Not in Service........       --       --      9,026
  Restructuring/Plant Idling Expense...........       --       --      7,583
  Reserve for Receivable from Insurance
   Carriers and Settlements....................       --       --     21,329
  Environmental Remediation Expense............       --       --      9,910
  Provision for Discontinued Inventories.......       --       --      5,000
                                                 -------- --------  --------
Income (Loss) From Operations..................    21,071   23,371   (33,863)
Other Expense, net.............................     1,367    1,119      2,370
Interest Income................................     1,380    1,922      2,224
Interest Expense...............................    14,647   14,741     13,800
                                                 -------- --------  --------
Income (Loss) Before Income Taxes..............     6,437    9,433   (47,809)
Tax on Repatriation of Foreign Earnings and
 Loss of Tax Benefit on Indemnified Liabili-
 ties..........................................       640    3,583      8,632
Income Taxes...................................     1,899    7,946      3,247
                                                 -------- --------  --------
Income (Loss) Before Extraordinary Item and Cu-
 mulative Effects of Changes in Accounting
 Principles....................................     3,898   (2,096)  (59,688)
Extraordinary Item.............................       --    16,000          --
Cumulative Effects of Changes in Accounting
 Principles:
  Postretirement Benefits......................       --    38,676       --
  Accounting for Income Taxes..................       --        27       --
  Postemployment Benefits......................       --       500       --
                                                 -------- --------  --------
Net Income (Loss)..............................  $  3,898 $(57,299) $(59,688)
                                                 ======== ========  ========
Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Item and Cu-
 mulative Effects of Changes in Accounting
 Principles....................................  $    .55 $   (.30) $  (8.46)
Extraordinary Item.............................       --     (2.26)         --
Cumulative Effects of Changes in Accounting
 Principles....................................       --     (5.55)         --
                                                 -------- --------  --------
Net Income (Loss)..............................  $    .55 $  (8.11) $  (8.46)
                                                 ======== ========  ========
Weighted Average Number of Common Shares.......     7,085    7,066      7,059
                                                 ======== ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                          ASSETS                              1993      1992
                          ------                            --------  --------
Current Assets:
  Cash & temporary cash investments........................ $ 23,439  $ 46,808
  Restricted cash..........................................   15,966     3,000
  Trade accounts receivable, net of reserves of $8,890 and
   $10,068.................................................   49,995    51,273
  Inventories..............................................   59,548    63,535
  Other current assets.....................................    7,202    10,871
                                                            --------  --------
    Total current assets...................................  156,150   175,487
Properties & Equipment, net................................   58,015    63,116
Cost in Excess of Net Tangible Assets Acquired, net........   11,879    12,389
Other Assets...............................................    2,758     3,376
                                                            --------  --------
                                                            $228,802  $254,368
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current Liabilities:
  Short-term debt and current maturities of long-term debt. $ 18,430  $ 20,867
  Trade accounts payable...................................   18,933    21,624
  Accrued expenses.........................................   63,687    72,883
                                                            --------  --------
    Total current liabilities..............................  101,050   115,374
Long-Term Debt.............................................  103,114   114,760
Postretirement Benefits....................................   40,743    40,651
Other Liabilities..........................................   13,144    13,652
Deferred Income Taxes......................................      871       896
                                                            --------  --------
    Total liabilities......................................  258,922   285,333
Shareholders' Equity (Deficit):
  Common stock, $1 par value, 50,000,000 shares authorized;
   7,092,326 and 7,068,393 shares outstanding..............    7,186     7,186
  Additional capital.......................................   78,700    78,544
  Accumulated deficit...................................... (107,246) (111,144)
  Foreign currency translation adjustments.................   (8,666)   (5,433)
  Treasury stock...........................................      (94)     (118)
                                                            --------  --------
    Total shareholders' equity (deficit)...................  (30,120)  (30,965)
                                                            --------  --------
                                                            $228,802  $254,368
                                                            ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     1993      1992      1991
                                                   --------  --------  --------
Cash Flow From Operating Activities:
  Net Income (Loss)..............................  $  3,898  $(57,299) $(59,688)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities--
    Depreciation and amortization................    11,245    10,233    11,306
    (Gain) loss on disposition of fixed assets...      (124)      321     9,801
    Increase in deferred taxes...................       --         27       341
    Stock issued as compensation.................       180        26       146
    Change in assets and liabilities--
      Trade accounts receivable..................      (745)   (4,699)   16,264
      Inventories................................     3,197      (603)   12,527
      Trade accounts payable and accrued ex-
       penses....................................     8,290     8,701    14,387
      Accrued litigation--Kowin Development......   (14,021)   16,000       --
      Postretirement benefits....................        92    40,651       --
      Other assets...............................    (3,165)   (2,036)   10,514
      Other, net.................................    (1,515)   (1,692)    7,796
    Reduction of sale of outstanding trade
     accounts receivable.........................       --     (7,000)  (20,000)
                                                   --------  --------  --------
        Net cash provided by operating activi-
         ties....................................     7,332     2,630     3,394
Cash Flows from Investing Activities:
  Investment in properties and equipment.........    (7,926)   (7,975)   (8,712)
  Proceeds from disposition of properties and
   equipment.....................................     1,936     1,081     3,986
                                                   --------  --------  --------
        Net cash used in investing activities....    (5,990)   (6,894)   (4,726)
Cash Flows from Financing Activities:
  Increase (decrease) in short-term debt.........   (14,481)   19,837    24,800
  Proceeds from issuance of long-term debt.......     1,068     6,479       --
  Repayments of long-term debt...................      (816)   (3,456)  (12,708)
  Collateralization of letters of credit.........    (5,513)   (1,019)   (3,088)
  Dividends paid.................................       --        --       (494)
  Taxes paid on dividends from foreign subsidiar-
   ies...........................................    (3,974)      --        --
                                                   --------  --------  --------
        Net cash (used in) provided by financing
         activities..............................   (23,716)   21,841     8,510
                                                   --------  --------  --------
Effects of Exchange Rates on Cash................      (995)   (3,645)      495
                                                   --------  --------  --------
Net Increase (Decrease) in Cash & Temporary Cash
 Investments.....................................   (23,369)   13,932     7,673
Cash & Temporary Cash Investments, Beginning of
 Period..........................................    46,808    32,876    25,203
                                                   --------  --------  --------
Cash & Temporary Cash Investments, End of Period.  $ 23,439  $ 46,808  $ 32,876
                                                   ========  ========  ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                              RETAINED     FOREIGN                TOTAL
                                              EARNINGS    CURRENCY            SHAREHOLDERS'
                          COMMON ADDITIONAL (ACCUMULATED TRANSLATION TREASURY    EQUITY
                          STOCK   CAPITAL     DEFICIT)   ADJUSTMENTS  STOCK     (DEFICIT)
                          ------ ---------- ------------ ----------- -------- -------------
Balance at yearend 1990.  $7,186  $78,385    $   5,843    $  4,586    $(131)    $ 95,869
  Shares issued to
   directors/employees..     --       140          --          --         6          146
  Foreign currency
   translation adjust-
   ments................     --       --           --           (5)     --            (5)
  Net loss..............     --       --       (59,688)        --       --       (59,688)
                          ------  -------    ---------    --------    -----     --------
Balance at yearend 1991.   7,186   78,525      (53,845)      4,581     (125)      36,322
  Shares issued to
   directors/employees..     --        19          --          --         7           26
  Foreign currency
   translation adjust-
   ments................     --       --           --      (10,014)     --       (10,014)
  Net loss..............     --       --       (57,299)        --       --       (57,299)
                          ------  -------    ---------    --------    -----     --------
Balance at yearend 1992.   7,186   78,544     (111,144)     (5,433)    (118)     (30,965)
  Shares issued to
   directors/employees..     --       156          --          --        24          180
  Foreign currency
   translation adjust-
   ments................     --       --           --       (3,233)     --        (3,233)
  Net income............     --       --         3,898         --       --         3,898
                          ------  -------    ---------    --------    -----     --------
Balance at yearend 1993.  $7,186  $78,700    $(107,246)   $ (8,666)   $ (94)    $(30,120)
                          ======  =======    =========    ========    =====     ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Consolidation

  The Consolidated Financial Statements include the assets, liabilities, revenues and expenses of Eljer Industries, Inc., a Delaware corporation, and all wholly-owned subsidiaries ("Eljer Industries" or the "Company"). Prior to April 14, 1989 (the "Distribution Date"), the entities now comprising Eljer Industries were subsidiaries and divisions of Household Manufacturing, Inc. ("HMI") or Household Manufacturing, Limited, wholly-owned subsidiaries of Household International, Inc. ("Household"). The Company operates in a single business segment--the manufacturing and marketing of building products for commercial and residential construction and remodeling. All significant intercompany accounts and transactions have been eliminated.

  Certain reclassifications to the prior years financial statements have been made to conform to the 1993 presentation.

  Fiscal Year

  The Company reports on a 52-53 week fiscal year ending on the Sunday nearest to December 31. Fiscal year 1993 had 52 weeks, which ended on January 2, 1994. Fiscal years 1992 and 1991 had 53 and 52 weeks, respectively, which ended on January 3, 1993 and December 29, 1991, respectively.

  Temporary Cash Investments

  Temporary cash investments are primarily bank deposits, commercial paper, treasury bills and bankers' acceptances, with original maturities of three months or less. These investments are carried at cost, which approximates market.

  Restricted Cash

  Restricted cash is comprised of insurance reimbursements and funds securing letters of credit which are legally restricted as to use. The restricted funds are either related to current liabilities, or the Company anticipates that the funds will become unrestricted within a 12-month period.

  Inventories

  Inventories are stated at the lower of cost or market and include the appropriate elements of material, labor and manufacturing overhead expenses. Cost is determined using the last-in, first-out ("LIFO") method for substantially all domestic inventories and the first-in, first-out ("FIFO") method for all foreign inventories.

  Properties and Equipment

  Properties and equipment, including items financed through capital leases, are recorded at cost and depreciated over their estimated useful lives, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Useful lives range from 20 to 40 years, or lease terms, for buildings and leasehold improvements and from 3 to 12 years, or lease terms, for machinery, fixtures and equipment.

  Fair Value of Financial Instruments

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments", which requires the

                             ELJER INDUSTRIES, INC.

disclosure of the fair market value of off- and on-balance-sheet financial instruments. As discussed in Note 7, the Company is party to an interest rate swap agreement. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreement. The estimated fair value of the liability, which has no carrying value at the end of 1993, was approximately $2.2 million. The carrying value of all remaining financial instruments, including long-term and short-term debt and cash and temporary cash investments, approximates their fair value at yearend.

  Cost of Businesses Acquired

  Cost in excess of net tangible assets acquired is amortized using the straight-line method over 40 years. The amortization recorded for 1993, 1992 and 1991 was $443,000, $583,000 and $865,000, respectively. The amount of accumulated amortization was $5.8 million and $5.7 million at the end of 1993 and 1992, respectively.

  Revenue Recognition

  The Company recognizes revenues from the sale of products at the time the products are shipped.

  Concentrations of Credit Risk

  Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", consist primarily of trade accounts receivable and temporary cash investments.

  The Company's customer base for plumbing products is comprised of plumbing wholesalers and retail outlets primarily in North America. Heating, ventilating and air conditioning products were sold primarily to regional distributors, as well as through retail channels of distribution in the United States, Canada and Europe. Although the Company is directly affected by the well-being of the construction and remodeling and repair industries, and the North American and European economies in general, management does not believe significant credit risk exists at the end of 1993.

  The Company places its temporary cash investments with high credit worthy financial institutions and does not believe significant credit risk exists with respect to these securities at the end of 1993.

  Equity

  The Company has foreign subsidiaries located primarily in Canada, Germany and the United Kingdom. Assets and liabilities of the foreign subsidiaries are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted average exchange rate during the period. These translation methods give rise to cumulative foreign currency translation adjustments which are a component of Equity. In 1993, 1992 and 1991, net foreign currency transaction gains (losses) of approximately $(120,000), $762,000 and $224,000, respectively, are included in other expense, net.

  Changes in Accounting Principles

  In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The standard mandated a significant change in the method of expensing these benefits, requiring companies to charge the expected cost of these benefits to expense during the years employees render services rather than expensing these costs as benefits are paid. The statement was effective for fiscal

                             ELJER INDUSTRIES, INC.

years beginning after December 15, 1992, however, the Company elected early adoption of the statement as of the beginning of 1992. The cumulative effect of this change in accounting principle in 1992 was approximately $38.7 million. See Note 9 for further discussion.

  SFAS No. 109, "Accounting for Income Taxes", was issued by the FASB in February 1992, effective for fiscal years beginning after December 15, 1992, with earlier adoption encouraged. The Company elected to adopt the new standard effective the beginning of 1992. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to 1992, deferred income tax expenses or credits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the difference arose. As permitted under SFAS No. 109, prior years' financial statements have not been restated. The effect of the application of this standard, which was immaterial, was recorded as a cumulative effect of change in accounting principle in 1992. See Note 11 for further discussion.

  In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which established accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This statement requires employers to accrue a liability for employees' compensation for future absences if certain conditions are met. The FASB mandated application of this statement for fiscal years beginning after December 15, 1993, however, the Company elected early adoption of the statement effective the beginning of 1992. The cumulative effect of initially applying this statement was a charge of approximately $500,000 in 1992 and was reported in these financial statements as an effect of a change in accounting principle in that period.

(2) LIQUIDITY & CAPITAL RESOURCES:

  Polybutylene Litigation

  As discussed in Note 13, the Company is currently involved in significant legal proceedings including a number of lawsuits and claims which involve Qest polybutylene plumbing systems manufactured and sold by its indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass"). It may suffer adverse court verdicts in polybutylene lawsuits, which include the possibility of punitive damage awards for which insurance coverage may not be available; may not receive complete and timely reimbursement from its excess insurance carriers; and may not obtain interim funding arrangements from its insurers. Given these possibilities, the Company believes, as previously reported, that payment of such litigation losses and expenses may materially and adversely affect its liquidity.

  As previously disclosed, the Company and U.S. Brass are exploring other means of resolving the polybutylene-related liabilities. The Company is continuing to press its suit against Household and is seeking to hold Household responsible for a portion of these liabilities, in addition to other damages. The Company is also exploring other options including the reorganization of U.S. Brass under federal bankruptcy laws. Such a proceeding could provide a means of maximizing the return to creditors of U.S. Brass and systematically resolving the issues raised in the polybutylene-related litigation. The Company has been party to an Amended and Restated Credit Agreement (the "Credit Agreement") which included a default provision which might have been triggered in the event of a U.S. Brass bankruptcy proceeding (see Note 7 for discussion). The Company and its lenders executed, as of March 25, 1994, the First Amendment to Amended and Restated Credit Agreement (the "Amendment"). Under the terms of the Amendment, the filing of such a proceeding would no longer constitute an event of default. In 1993, U.S. Brass' sales totaled $74.1 million and its assets totaled $46.8 million at the end of 1993.

                             ELJER INDUSTRIES, INC.

 Restricted Cash

  Restricted cash relates to cash that is legally restricted as to its use. At yearend 1993, the Company had several components of restricted cash. Approximately $6.3 million of the restricted cash balance relates to the previously disclosed reimbursement by the Travelers Indemnity Company of Illinois ("Travelers") of certain settlement and litigation payments previously made by or on behalf of U.S. Brass. The cash is restricted as to its use by the Credit Agreement only for the payment of settlements, judgments, appeal bonds and deposits, attorneys' fees, and related expenses in the polybutylene plumbing system and other litigation. In addition, the Company maintained restricted cash balances of approximately $9.7 million at yearend 1993 and approximately $3.0 million at yearend 1992 to secure letters of credit.

 Extension of Term Debt

  The Company has been party to the Credit Agreement since it restructured its debt in December 1992. The Credit Agreement provided, among other things, a maturity date of April 30, 1995, for the Company's restructured term debt and letters of credit supporting industrial revenue bonds and other obligations. The Company has also been a party to a $13.0 million accounts receivable sale program, discussed in Note 3, which had the same maturity date. The Company and its lenders executed, as of March 25, 1994, the Amendment under the terms of which the maturity date covering the term portion of the debt and the letters of credit supporting industrial revenue bonds and other obligations was extended to April 30, 1996; and filing of a bankruptcy proceeding relative to U.S. Brass no longer constitutes an event of default. A $6.0 million principal payment was made at the closing date of the Amendment, with scheduled principal payments of $2.0 million, $4.0 million and $11.0 million due on October 5, 1994, December 30, 1994 and December 29, 1995, respectively, subject to certain criteria. The interest rate under the Credit Agreement was the prime rate, plus a margin of 1.0% (or 7.0%) at the end of 1993. However, upon execution of the Amendment, the rate increased to the prime rate, plus a margin of 1.5% and will be increased by 0.5% at six-month intervals to maturity. The Company will be working toward some manner of debt restructuring prior to the maturity of the Amendment in April 1996. Neither the Company nor any of its subsidiaries has any commitment with respect to restructurings or other sources of financing and there can be no assurance that any such commitments can be obtained prior to the maturity of the existing Credit Agreement, as amended. The amended Credit Agreement is secured by substantially all the assets of the Company's domestic operations, excluding U.S. Brass and by the stock of certain of the Company's subsidiaries. See Note 7 for additional discussion of debt.

  In connection with the Amendment, the maturity date related to the accounts receivable sale program (discussed in Note 3) was accelerated to September 30, 1994. The Company is currently having discussions with other potential lenders to replace this facility and, while there can be no assurance in this regard, anticipates it will be successful. The structure of the new facility may be different than the current program.

(3) TRADE ACCOUNTS RECEIVABLE:

  The Company was party to an agreement with a financial institution whereby the Company sold on an ongoing basis an undivided interest in certain of its trade receivables. On December 11, 1992, the Company and the financial institution amended the original agreement in its entirety. The terms under the amended agreement are similar to the original agreement. In accordance with the amended agreement, the maturity date was extended to April 30, 1995. As discussed in Note 2, as of March 25, 1994, the maturity date for the accounts receivable sale facility was accelerated to September 30, 1994. Under this agreement, an undivided fractional interest in new invoices is sold daily to maintain a constant participation interest as collections reduce the previously sold balance. The amount of trade receivables sold under this agreement was $13 million at the end of 1993, with no further additions available. The costs associated with the sale are based on the financial institution's prime rate and are recorded in other expense in the accompanying financial

                             ELJER INDUSTRIES, INC.

statements. The agreement requires the maintenance of certain financial ratios, including ratios based on write-offs and past due balances and the financial covenants required in the Credit Agreement discussed in Note 7 with which the Company is in compliance at yearend 1993.

(4) INVENTORIES:

  Inventories consisted of the following (in thousands):

                                                                  1993    1992
                                                                 ------- -------
      Finished goods............................................ $33,572 $36,132
      Work in process...........................................   8,529   7,737
      Raw materials.............................................  17,447  19,666
                                                                 ------- -------
          Total inventories..................................... $59,548 $63,535
                                                                 ======= =======

  Included in finished goods, work in process and raw materials are inventories valued on the LIFO method of $46.1 million at the end of both 1993 and 1992.

  If inventories valued on the LIFO method had been valued at their current cost, they would have been $8.4 million and $9.1 million higher at the end of 1993 and 1992, respectively.

  During 1993, 1992 and 1991 inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1993, 1992 and 1991 purchases, the effect of which decreased cost of goods sold by approximately $0.7 million, $0.4 million and $1.6 million, respectively. The Company also recorded a $5 million reserve for inventory discontinued in 1991. Charges against the reserve in 1993 and 1992 were approximately $2.1 million and $1.1 million, respectively.

(5) PROPERTIES AND EQUIPMENT:

  Properties and equipment, net, consisted of assets owned and leased under capital lease arrangements and were as follows (in thousands):

                                                               1993      1992
                                                             --------  --------
      Land.................................................. $  3,473  $  3,557
      Buildings and leasehold improvements..................   36,536    37,736
      Machinery, fixtures and equipment.....................  112,799   109,907
      Accumulated depreciation and amortization.............  (94,793)  (88,084)
                                                             --------  --------
          Properties and equipment, net..................... $ 58,015  $ 63,116
                                                             ========  ========

(6) ACCRUED EXPENSES:

  Accrued expenses consisted of the following (in thousands):

                                                                 1993    1992
                                                                ------- -------
      Accrued income taxes..................................... $ 5,492 $ 9,933
      Accrued payroll and employee benefits....................  13,148   9,616
      Insurance related accruals...............................  13,601  13,259
      Litigation and related reserves..........................  12,634   6,351
      Accrued rebates..........................................   5,122   4,677
      Kowin litigation reserve.................................   1,979  16,000
      Other current liabilities................................  11,711  13,047
                                                                ------- -------
          Total accrued expenses............................... $63,687 $72,883
                                                                ======= =======

                             ELJER INDUSTRIES, INC.

(7) DEBT:

  Short-Term Facilities

  Effective May 13, 1992, U.S. Brass entered into a financing arrangement with a financing institution not a party to the debt restructuring discussed below. The arrangement expires in May 1995 with annual renewals thereafter. Borrowings of up to $20 million are available under these agreements, limited by eligible amounts of accounts receivable and inventory. Substantially all the assets of U.S. Brass with the exception of property and equipment, have been pledged as security under these agreements. These agreements require the maintenance of certain financial covenants, including tangible net worth, working capital and capital expenditure requirements. At the end of 1993, the Company was in compliance with all covenants under these agreements. The total principal amount owed by U.S. Brass related to these agreements at yearend 1993 and 1992 was approximately $3.9 million and $10.7 million, respectively. Interest related to these agreements is 2% over prime per annum (8.0% at yearend 1993 and 1992). In addition, $0.1 million in facility fees and closing costs were paid in 1993 compared to $0.3 million in 1992.

  The Company's Selkirk U.K. subsidiary is party to an agreement with a bank which includes a revolving credit facility whereby the subsidiary may borrow the British Pounds Sterling or Deutsche Mark equivalent of approximately $6.9 million. The revolver, which expires in September 1997, is secured by substantially all the Selkirk subsidiary's assets as defined in the facility agreement between the subsidiary and the bank. Financial covenants are consistent with the long-term U.K. foreign bank term loan discussed below. There were no balances outstanding at yearend 1993 under this facility. The total principal amount owed by the subsidiary related to this agreement at yearend 1992 was approximately $5.6 million. Interest is calculated based upon LIBOR plus an additional approximate 1.5% to 2.0%, depending on operating cash flow as compared to total debt servicing payments. Interest rates were 7.0% and 9.0% per annum at the end of 1993 and 1992, respectively. Commitment fees are calculated at 0.75% per annum payable quarterly and in arrears on any undrawn portion of the revolving credit facility.

  In addition, the Company's Selkirk subsidiary in Germany had unsecured credit lines with three German banks totaling approximately $6.6 million at yearend 1993, and had unsecured lines with two German banks totaling $4.6 million at yearend 1992. There are no scheduled expiration dates on these lines, however, they are reviewed annually by the banks for renewal. The total amount outstanding related to these credit lines at the end of 1993 and 1992 was approximately $1.2 million and $3.2 million, respectively. Interest was calculated on debt outstanding at annual yearend rates ranging from 9.0% to 10.25% in 1993 and 11.25% to 12.25% in 1992.

  The average amounts of short-term borrowings outstanding during 1993 and 1992 were approximately $14.6 million and $29.8 million, respectively. The maximum amounts outstanding during 1993 and 1992 were approximately $19.9 million and $39.4 million, respectively. The weighted average interest rates during 1993 and 1992 were approximately 9.6% and 9.0%, respectively, on these borrowings.

                             ELJER INDUSTRIES, INC.

  Long-Term Facilities

  Long-term debt consisted of the following (in thousands):

                                                               1993     1992
                                                             -------- --------
   Domestic:
    Bank Term Loans, secured................................ $ 98,251 $ 98,800
    Industrial revenue bonds, secured by letters of credit
     and certain fixed assets of the Company, bearing
     interest at varying rates between 6.75% and 14.00%.....    9,805    9,861
    Capital lease obligations, secured by letters of credit
     and certain fixed assets of the Company, bearing
     interest at 8.50%......................................      439      650
   Foreign:
    Bank Term Loan, secured.................................    7,939    6,479
                                                             -------- --------
   Subtotal.................................................  116,434  115,790
   Less: Current portion of long-term debt..................   13,320    1,030
                                                             -------- --------
                                                             $103,114 $114,760
                                                             ======== ========

  The Company's Credit Agreement and related agreements were amended in early 1994. See Note 2 for discussion of amendment terms.

  As discussed above, the Company's Selkirk subsidiary in the United Kingdom is party to financing arrangements with a European bank. The financing includes a term loan portion and a revolving credit facility. The term debt matures on June 30, 1999, and provides for scheduled semiannual principal payments. This facility bears interest at varying rates based upon LIBOR plus an additional approximate 1.5% to 2% based upon operating cash flows as compared to debt servicing payments. Borrowings are made in either British Pounds Sterling or German Deutsche Marks and are secured by substantially all the assets of the U.K. subsidiary as defined in the facility agreement.

  Both the foreign and domestic term loans are subject to certain financial covenants with which the Company is in compliance at yearend 1993. These covenants include tangible net worth, operating cash flow and various other debt service, fixed charge and current ratio requirements. In addition, the Company is restricted by certain covenants from paying dividends during the term of its Credit Agreement, as amended.

  The Company is party to an interest rate swap agreement which has effectively fixed the interest rates on $65 million related to the previous bank term loans and other floating rate obligations. The fixed rate payable under this agreement is 10.290% in exchange for six-month LIBOR, with the term expiring in April 1994. The six-month LIBOR rate in effect under the swap agreement at yearend 1993 was 3.375%.

  Aggregate maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

             1994............................ $ 13,320
             1995............................   12,698
             1996............................   76,670
             1997............................    2,462
             1998............................    1,641
             Thereafter......................    9,643
                                              --------
               Total......................... $116,434
                                              ========

                             ELJER INDUSTRIES, INC.

  Cash paid for interest during 1993, 1992 and 1991 was $14.2 million, $14.5 million and $14.2 million, respectively.

(8) EMPLOYEE BENEFIT PLANS:

  Substantially all of the Company's employees are covered under various defined benefit pension plans maintained by the Company and by Household. Plan benefits are based primarily on years of service. Under a Labor and Benefits Agreement between Household and the Company, on March 31, 1989, Household assumed the assets and liabilities in connection with pension plans covering Company employees prior to that date, and Household is responsible for all pension benefits accrued as of and prior to that date. All employees became 100% vested in the Household plans at that time. The Company established new employee benefit plans similar to those previously in effect and is responsible for all funding subsequent to March 31, 1989. The Company's funding policy is based on an actuarially determined cost method allowable under Federal tax law. Since Household retained all assets from the previous benefit plans, the Company has incurred pension expense for the new plans since the Distribution Date.

  The Company's net periodic pension cost includes the following components (in thousands):

                                                       1993     1992    1991
                                                      -------  ------  -------
   Service cost-benefits earned during the period.... $ 2,851  $2,773  $ 2,581
   Interest cost on projected benefit obligation.....   1,541   1,299    1,151
   Actual return on plan assets......................  (2,252)   (331)  (1,357)
   Net amortization and deferral.....................   1,507    (176)   1,335
                                                      -------  ------  -------
     Net periodic pension cost....................... $ 3,647  $3,565  $ 3,710
                                                      =======  ======  =======

  The projected benefit obligations assumed an annual discount rate of 7.5% to 9.0% in 1993 and 7.75% to 9.0% in 1992. The annual rate of compensation increase ranged from 4.0% to 7.0% in 1993 and in 1992. The expected long-term annual rate of return on plan assets was 8.5% to 10% in 1993 and 9.0% to 10.0% in 1992. The amortization period for prior service cost is 14 to 18 years, depending on the plan, which approximates the average remaining service period of the employee work force. The funded status of the plans is as follows (in thousands):

                                                                 1993    1992
                                                                ------- -------
   Actuarial present value of benefit obligations:
     Vested benefit obligations................................ $13,313 $ 9,620
                                                                ======= =======
     Accumulated benefit obligations........................... $15,580 $11,961
                                                                ======= =======
     Projected benefit obligations............................. $25,304 $20,594
   Plan assets at fair value...................................  16,899  12,784
                                                                ------- -------
   Projected benefit obligations in excess of plan assets......   8,405   7,810
   Unrecognized net loss.......................................   1,799     511
   Unrecognized prior service cost.............................   4,661   5,421
   Remaining unrecognized net obligation established at April
    1, 1989....................................................     347     418
                                                                ------- -------
   Pension liability recognized in the consolidated balance
    sheets..................................................... $ 1,598 $ 1,460
                                                                ======= =======

  The Company also has a defined contribution plan in which each participant's contribution is matched in part by the Company up to a maximum of 3% of the participant's compensation. The Company's matching contribution for this plan was approximately $715,000 in 1993, $666,000 in 1992 and $644,000 in 1991.

                             ELJER INDUSTRIES, INC.

(9) OTHER POSTRETIREMENT BENEFITS:

  The Company sponsors three defined benefit postretirement plans which provide for certain health care and life insurance benefits to retired employees in the United States. Life insurance and comprehensive medical benefits are available to active employees who, immediately upon retirement, receive a pension under the Company's retirement plan. Postretirement benefits are also continued for former employees who are currently receiving Company pension benefits. The medical program covers dependents of retirees in addition to former employees. Employee contributions are required in the case of medical benefits for those employees who retired on and after January 1, 1975. No contributions are necessary for employees retiring prior to that date and for certain surviving spouses.

  Effective the beginning of 1992, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" which requires that the expected cost of these benefits be charged to expense during the years that the employees render service. This was a significant change from the Company's previous policy of recognizing these costs as benefits were paid. The Company recorded a cumulative catch-up adjustment in 1992 which resulted in the immediate recognition of approximately $38.7 million of transition liability in that year.

  The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's financial statement at the end of 1993 and 1992 (in thousands of U.S. dollars). Since the Company funds these plans on a "pay-as-you-go" basis, the Company's postretirement health care plans are underfunded.

                                                                1993     1992
                                                               -------  -------
   Accumulated postretirement benefit obligation:
     Retirees................................................. $30,857  $23,993
     Fully eligible active plan participants..................   3,576    5,395
     Other active plan participants...........................   7,534   11,263
                                                               -------  -------
                                                                41,967   40,651
   Plan assets at fair value..................................     --       --
                                                               -------  -------
   Accumulated postretirement benefit obligation in excess of
    plan assets...............................................  41,967   40,651
     Unrecognized actuarial loss..............................  (4,125)     --
     Unrecognized prior service cost..........................   2,901      --
                                                               -------  -------
   Accrued postretirement benefit cost........................ $40,743  $40,651
                                                               =======  =======

  Net periodic postretirement benefit cost for 1993 and 1992 included the following components (in thousands):

                                                                 1993     1992
                                                                -------  -------
   Service cost--benefit attributed to service during the pe-
    riod......................................................  $   462  $   931
   Interest cost on accumulated postretirement benefit obliga-
    tion......................................................    2,900    3,196
   Immediate recognition of transition obligation.............      --    38,676
   Amortization of prior service cost.........................     (840)     --
                                                                -------  -------
   Net periodic postretirement benefit cost...................  $ 2,522  $42,803
                                                                =======  =======

                             ELJER INDUSTRIES, INC.

  For measurement purposes, health care cost trend rates for various services varied from 9.5% annually for 1993 and 1992, decreasing gradually to 4.5% by 2007, and remain at that level thereafter. Increasing the health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at the end of 1993 and 1992 by $5.3 million and $5.5 million, respectively and the aggregate of the service and interest cost components of net postretirement health care cost for 1993 and 1992 by $0.5 and $0.7 million, respectively. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at the end of 1993 and 1992 was 7.0% and 8.5%, respectively. There were no plan assets at yearend.

(10) SHAREHOLDERS' EQUITY:

  Common Stock

  The Company has 50,000,000 shares of $1 par value common stock authorized with 7,186,875 shares issued and 7,092,326 shares outstanding at yearend 1993. Treasury stock totaled 94,549 and 118,482 shares at the end of 1993 and 1992, respectively, and is accounted for under the par value method.

  Preferred Stock

  The Company has 10,000,000 shares of $1 par value preferred stock authorized, of which none are issued or outstanding.

  Stock Rights

  Pursuant to a Stockholder Rights Plan adopted by the Company on the Distribution Date and amended on July 31, 1989, January 4, 1990 and November 5, 1991, each outstanding share of the Company's common stock carries with it a common stock purchase right (the "Right"). In the event of an acquisition by a person or group of 15% or more of the Company's common stock, each Right (other than Rights owned by the person or group triggering the event, which will become void) will become exercisable to purchase one share of the Company's common stock at 50% of its then market value. The Rights will not become exercisable, however, if the person or group meeting the 15% threshold does so through an all-cash tender offer in which it becomes the owner of at least 80% of the Company's stock. The Rights are subject to adjustment in the event of certain changes in the Company or its common stock, including the merger of the Company with another entity. The Rights will expire on May 1, 1999, unless previously exercised or redeemed, or unless the Company extends the expiration date.

  Stock Options

  The Company has a Long-Term Executive Incentive Compensation Plan (the "Plan") whereby awards, including stock options (the "Options"), can be granted to key employees. The Options are exercisable in 25% increments over a four-year period beginning one year after the date of grant. Options are generally granted for a term of no more than ten years and one day from the date of grant. The Options exercise price per share is not less than the fair market value of the Company's common stock at the date of grant. However, certain Options were granted in 1989 to employees in exchange for options for Household common stock which they forfeited as a result of the spin-off. These Options have special terms as to exercisability and purchase prices based on the value of the options forfeited.

                             ELJER INDUSTRIES, INC.

  The following table summarizes the Options activity:

                                                                    RANGE OF
                                                         SHARES   OPTION PRICES
                                                         -------  -------------
   Options outstanding at yearend 1990.................. 162,943  $ 8.25-$28.63
   Options granted...................................... 118,300  $11.25-$22.44
   Options forfeited.................................... (10,561) $11.25-$28.63
                                                         -------
   Options outstanding at yearend 1991.................. 270,682  $ 8.25-$28.63
   Options granted...................................... 188,300         $10.50
   Options forfeited.................................... (29,455) $10.50-$28.63
                                                         -------
   Options outstanding at yearend 1992.................. 429,527  $ 8.25-$28.63
   Options granted...................................... 106,000  $ 8.13-$ 8.94
   Options forfeited.................................... (46,695) $ 8.25-$14.69
                                                         -------
   Options outstanding at yearend 1993.................. 488,832  $ 8.13-$28.63
                                                         =======
   Options exercisable at yearend 1993.................. 207,592
                                                         =======

  At the Distribution Date, the Company had reserved 500,000 shares of common stock to cover grants under the Plan. During 1993, 350,000 additional shares were made available. As of the end of 1993 there were 332,358 shares available for grant under the Plan.

(11) INCOME TAXES:

  Income (loss) before taxes and income taxes in 1993, 1992 and 1991 are shown below (in thousands):

                                                      1993    1992      1991
                                                     ------ --------  --------
   Income (loss) before income taxes:
     Domestic operations............................ $1,823 $ (6,649) $(61,784)
     Foreign operations.............................  4,614   16,082    13,975
                                                     ------ --------  --------
         Total consolidated......................... $6,437 $  9,433  $(47,809)
                                                     ====== ========  ========
   Income taxes:
     Domestic operations
       Current...................................... $1,236 $  3,100  $ (4,316)
       Deferred.....................................    --       --        629
                                                     ------ --------  --------
         Total domestic............................. $1,236 $  3,100  $ (3,687)
                                                     ====== ========  ========
     Foreign operations
       Current...................................... $  663 $  4,846  $  7,124
       Deferred.....................................    --       --       (190)
                                                     ------ --------  --------
         Total foreign..............................    663    4,846     6,934
                                                     ------ --------  --------
          Total consolidated........................ $1,899 $  7,946  $  3,247
                                                     ====== ========  ========

  As discussed in Note 1, the Company adopted SFAS No. 109, "Accounting for Income Taxes", at the beginning of 1992 and the $27,000 cumulative effect of this change is reported in the accompanying financial statements. Deferred income taxes (credit) for 1993 and 1992 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting and tax purposes as measured using enacted tax rates. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

                             ELJER INDUSTRIES, INC.

  Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1993 and 1992 are as follows:

                                                                TAX EFFECT
                                                              (IN THOUSANDS)
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
   Deferred tax liabilities:
     Depreciation and amortization.......................... $ 10,525  $ 10,756
     Inventory..............................................    3,960     3,564
     Other..................................................      --         45
                                                             --------  --------
     Total deferred tax liabilities.........................   14,485    14,365
                                                             --------  --------
   Deferred tax assets:
     Sales and product allowances...........................    2,594     4,184
     Self insurance.........................................    7,264     4,942
     Litigation and legal...................................    5,600     7,385
     Postretirement benefits................................   14,266    14,365
     EPA....................................................    4,223     4,472
     Other..................................................    5,793     3,573
                                                             --------  --------
     Total deferred tax assets..............................   39,740    38,921
     Valuation allowance....................................  (26,126)  (25,452)
                                                             --------  --------
     Deferred tax assets after valuation allowance..........   13,614    13,469
                                                             --------  --------
   Net deferred tax liabilities............................. $    871  $    896
                                                             ========  ========

  At the end of 1993 and 1992, valuation allowances were provided for the net deferred tax assets as required under SFAS No. 109. The valuation allowance increased approximately $0.7 million and $6.4 million during 1993 and 1992, respectively.

  The Company has a tax basis alternative minimum tax credit carryforward of approximately $1.2 million at yearend 1993, which is available to reduce future federal income taxes. The Company no longer has a net operating loss ("NOL") carryforward for domestic federal income tax purposes as foreign dividends depleted the NOL.

  The difference between the provisions for income taxes and income taxes computed using the statutory federal income tax rate at yearend were as follows (in thousands):

                                                      1993    1992      1991
                                                     ------  -------  --------
Federal Income Tax Expense (Benefit) at Statutory
 Rate............................................... $2,189  $ 3,207  $(16,255)
Increase (decrease) resulting from:
  Effect of unused net operating losses.............    --     2,119    16,754
  Excess of expenses for financial reporting pur-
   poses over tax basis due to purchase accounting
   adjustments......................................    418      242       566
  Effects of alternative minimum tax................   (255)     --        --
  Tax assessment under Household tax sharing agree-
   ment.............................................    --     3,000       --
  Foreign tax effects...............................    319    2,078     2,182
  Tax effects of distributable earnings in foreign
   subsidiaries.....................................   (776)  (2,700)      --
  Other.............................................      4      --        --
                                                     ------  -------  --------
    Total Income Tax Expense........................ $1,899  $ 7,946  $  3,247
                                                     ======  =======  ========

                             ELJER INDUSTRIES, INC.

  A $3.0 million assessment, recorded in 1992, was received by the Company from Household, pursuant to a Tax Sharing Agreement which pertains to the Internal Revenue Service audits of years 1983 through 1985 (prior to the Distribution
Date) for which no indemnification exists. No payment has been made related to this assessment. Additional assessments may be made by Household for other years prior to the 1989 spin-off.

  In 1993, the Company provided for $0.6 million of tax expense for repatriating those earnings which are no longer considered permanently reinvested in foreign subsidiaries. In accordance with the Company's accounting policy, U.S. deferred taxes have not been provided on approximately $9.0 million of undistributed earnings of foreign subsidiaries at the end of 1993, as the Company intends to reinvest these earnings permanently in the foreign operations or to repatriate such earnings only when to do so would be tax effective. The amount of the unrecognized tax liability for these undistributed earnings is not material at the end of 1993 due to the availability of foreign tax credits.

  Under an agreement with Household, the Company is entitled to the tax deduction associated with certain liabilities, currently estimated to be approximately $54 million, which are indemnified by Household. The Company, in turn, contributes an amount equivalent to the tax benefit of such items when paid, regardless of whether the Company is in a tax paying position. Payments associated with approximately $34.1 million in liabilities have been made through the end of 1993. These payments normally have no impact on the financial results of the Company; however, an impact did occur due to the net operating losses of the Company in the United States in 1993 and 1992, when a total of $1.3 million and $4.6 million, respectively, of such payments were made. The impact of future payments will be dependent on the tax paying position of the Company.

  Cash paid for income taxes in 1993, 1992 and 1991 was $3.6 million, $7.0 million and $4.7 million, respectively.

(12) LEASES:

  Rental expense under operating leases was $6.2 million in 1993 and $6.3 million in both 1992 and 1991.

  Future minimum lease commitments under noncancelable operating leases at the end of 1992 were as follows (in thousands):

             1994.............................. $3,419
             1995..............................  2,191
             1996..............................  1,278
             1997..............................    834
             1998..............................    500
             Thereafter........................    --
                                                ------
             Total minimum lease commitments... $8,222
                                                ======

(13) CONTINGENCIES:

  Polybutylene Litigation

  U.S. Brass is a defendant (together, in some cases, with the Company, Household, Eljer Manufacturing, Inc. ("Eljer Manufacturing") and Qest Products, Inc.) in a number of lawsuits filed by homeowners, homeowner associations, developers, builders and plumbing contractors which involve the Qest polybutylene plumbing system (the "system" or the "Qest system") manufactured and sold by U.S. Brass or a predecessor

                             ELJER INDUSTRIES, INC.

company for residential site-built installations from 1979 through 1986 and for other installations from about 1975 through 1990. The Company does not currently engage and has never engaged in the manufacture and sale of the Qest system in the United States; the manufacture and sale of the system has been made by the Company's subsidiary U.S. Brass. As discussed below, based upon an August 1992 ruling of the federal appeals court regarding the timing and availability of insurance coverage relating to Qest system claims, the Company believes that substantially all losses arising from Qest claims are either covered by insurance or are covered by adequate reserves. However, as discussed below, certain of the Company's excess insurance carriers are contesting the nature and extent of coverage. In addition, insurance coverage may not be available for future punitive damages, if any, assessed in the underlying Qest system litigation.

  Other defendants in the Qest system lawsuits are Shell Chemical Company ("Shell Chemical"), a subsidiary of Shell Oil Company, the manufacturer of polybutylene resin from which U.S. Brass extrudes the pipe used in the system, Celanese Specialty Resins, a unit of Hoechst Celanese Corporation ("Celanese") and the manufacturer of a resin from which U.S. Brass injection molded the Celcon acetal fittings formerly used in the system, other pipe and fittings manufacturers, and builders, developers and plumbing contractors. These lawsuits allege that the Qest system leaked and seek recovery based on negligence, breach of warranty, strict tort liability and, in some cases, fraud or misrepresentation. Most of the claims involved systems that began to leak after installation, although a limited number of claims involve systems that have not leaked. Plaintiffs typically claim compensation for replacement of allegedly defective plumbing systems, but frequently also seek recovery for property damage, diminution in value, punitive and statutory damages and attorneys' fees and occasionally seek recovery for personal injuries. In cases in which systems have leaked, the vast majority of the failures experienced to date have involved the Celcon acetal fittings, rather than the polybutylene pipe. U.S. Brass stopped selling these fittings for residential site-built construction after 1986 and began selling copper and brass insert fittings which have performed satisfactorily. U.S. Brass has estimated that approximately 860,000 Qest systems were sold for residential installations (including site-built, manufactured housing and mobile homes) from 1979 through 1986. The number of Qest installations has been estimated based on the average number of fittings used in a typical residence, which is an imprecise method and does not take into account, among other things, such variables as mixed manufacturers' products in one installation, repairs, sales through consumer channels for various uses, etc., but is the best available method of estimation.

  Through the end of 1993, 202 lawsuits (representing approximately 26,700 residential installations) and approximately 11,000 homeowner claims not involving litigation have been settled at a total cost to all defendants of approximately $114.5 million. The total amount paid by U.S. Brass has been approximately $61 million, of which approximately $49 million was reimbursed by the Company's primary and excess insurance carriers. Through yearend 1993, the approximately 37,700 settled homeowner claims have been resolved at an average cost of approximately $3,000 per claim. At the end of 1993, an additional 109 lawsuits involving approximately 23,600 residential claims remained pending, not including purported class members in Arizona, California and Nevada. Taken as a percentage of estimated Qest residential installations (including site-built, manufactured housing and mobile homes) for the period 1979 through 1990, approximately 4.6% of Qest installations are the subject of claims. Not all leak claims have involved the Qest system. Some claims have involved competitors' systems, and many claims have involved mixed systems, containing both Qest components and components manufactured by competitors. In addition, U.S. Brass and its insurers were not the sole contributors to the settlements described above. U.S. Brass did not sell the Qest system directly to the homeowners, but rather sold the system to wholesalers who, in turn, resold the system to plumbing contractors and ultimately to homeowners. These factors, plus the method of estimation described above, make the estimates difficult to calculate and verify.

  A number of cases asserting class action allegations are pending against U.S. Brass. Included among these cases are three purported class actions, collectively encompassing owners of homes (site-built, mobile

                             ELJER INDUSTRIES, INC.

and modular/manufactured), apartment buildings and commercial buildings located in San Diego County, California, containing polybutylene pipe and acetal fittings. Two of these class actions, whose classes are further limited to persons who have not filed individual actions or participated in other class actions, have been conditionally certified. A case has been filed against U.S. Brass as a purported class action brought on behalf of all persons in Arizona who have not filed individual actions, and who purchased single family residences, single family condominiums, multi-family residences or apartments, or manufactured homes containing polybutylene pipe systems with acetal insert fittings. An opt-in class action consisting of a class of homeowners residing in the northern counties of Nevada who have purchased homes containing Qest brand polybutylene plumbing products has been certified. A second case has been filed in Nevada purporting to be a class action on behalf of similarly situated persons in the southern counties of Nevada. U.S. Brass has denied substantive allegations in each of the class action complaints and has opposed certification of each such class action.

  A limited number of the homeowner claims resolved and pending involve Qest systems installed in manufactured housing, including mobile homes and recreational vehicles. As discussed above, the vast majority of failures to date have involved the Celcon acetal fittings, rather than the polybutylene pipe. U.S. Brass stopped selling these fittings for manufactured housing, mobile homes and recreational vehicle applications in 1990. U.S. Brass estimates that an additional 480,000 systems were sold for mobile home installations beginning in 1987 through 1990, and approximately 675,000 recreational vehicle installations occurred during the period from 1981 through 1990. U.S. Brass is unable to estimate the percentage of claims involving leaks in manufactured housing, including mobile homes and recreational vehicles except that the number of such claims has been small compared to the number of installations. The average cost to repair or replace a Qest system installed in a recreational vehicle or mobile home unit is approximately $200 to $1,000.

  Through the end of 1993, only five lawsuits have been adjudicated. In 1988 a jury returned a verdict in favor of 90 homeowners against U.S. Brass, Shell Chemical, Celanese and a developer in the amount of approximately $2.0 million actual damages plus approximately $1.2 million statutory damages. U.S. Brass' share of the total verdict is approximately $2.1 million. Both plaintiffs and defendants, including U.S. Brass, appealed the verdict. In May 1990 another jury returned a verdict in favor of 104 homeowners, and the court entered a judgment in the amount of approximately $1.1 million in actual and statutory damages, of which U.S. Brass' share was approximately $700,000. U.S. Brass appealed the verdict. In September 1993 the Texas Court of Appeals reduced U.S. Brass' share of these two judgments from approximately $2.8 million to approximately $2.3 million, excluding post-judgment interest. The Company has appealed these judgments. The Company believes these judgments are covered by insurance. The Company's excess insurance carrier, Travelers, provided the bonds necessary for the appeals and has acknowledged its responsibility to pay the judgments. In February 1991 another jury returned a verdict in favor of 36 homeowners against U.S. Brass, Shell Chemical, Celanese and other defendants of approximately $1.3 million in actual and punitive damages, the largest portion of which represented punitive damages assessed against Celanese. Shell Chemical, Celanese and other defendants reached a settlement with the plaintiffs prior to the entry of a judgment on the verdict. A judgment on the verdict was entered against U.S. Brass in the approximate amount of $75,000, which amount U.S. Brass tendered to the plaintiffs, but the plaintiffs refused. The plaintiffs appealed the judgment and the Texas Court of Appeals affirmed the trial court judgment rejecting plaintiff's appeal. The plaintiffs have again appealed. In November 1992 a California jury entered a verdict against U.S. Brass in the amount of approximately $65,000 compensatory damages and $65,000 punitive damages on behalf of 15 homeowners. As a result of the credit applied to the compensatory damages verdict due to a settlement by co-defendant Celanese, a judgment was entered against U.S. Brass for only the punitive damage award. The parties have appealed the judgment.

                             ELJER INDUSTRIES, INC.

  On March 30, 1993, a California jury awarded approximately $290,000 against the Company and U.S. Brass for compensatory damages on behalf of 41 plaintiff homeowners and indemnity for the developer. The Company's compensatory damage liability to the plaintiff homeowners was reduced from $190,000 to zero by virtue of credits received from prior settling defendants. The Company, Eljer Manufacturing and U.S. Brass were also found by the jury to have violated the California Song-Beverly Consumer Warranty Act, under which they may be liable for the plaintiffs' costs and attorneys' fees which are believed to be approximately $400,000 to $600,000. In addition, the Company, Eljer Manufacturing and U.S. Brass, as well as Shell Chemical and Celanese, were found by the jury to be liable to the plaintiffs for fraud. The jury assessed punitive damages in the amount of $48 million against defendants Shell Chemical, Celanese and the Company, Eljer Manufacturing and U.S. Brass and in favor of the cross-plaintiff developer, Coles Development Corp. However, this amount was reduced by the court to $2 million, and the Company, Eljer Manufacturing and U.S. Brass' share thereof was reduced from $3.1 million to $129,000. The developer accepted the reduction in lieu of a new trial. The jury also assessed $190,000 in punitive damages against the Company, Eljer Manufacturing and U.S. Brass and in favor of the plaintiff homeowners. The parties have appealed the judgment. The Company's general liability insurance carrier has refused to provide indemnity coverage for the punitive damage awards. Reimbursement of future punitive awards, if any, may also be denied by insurance carriers.

  U.S. Brass continues to defend the pending suits vigorously but also to settle cases where practical and where payments from its insurance carriers are available. In early 1988 U.S. Brass established a toll-free telephone service to handle calls from homeowners who have Qest polybutylene plumbing systems which have experienced failures. U.S. Brass, with assistance from Shell Chemical and Celanese, settled claims and performed repairs and replacements using a professional claims handler and local plumbing contractors. As a result of the financial impact on the Company of the federal district court ruling in June 1991 discussed below, U.S. Brass, in July 1991, withdrew its administrative and financial participation in the toll-free telephone service. Since then, a similar service has continued to be operated by Shell Chemical, Celanese and E.I. duPont de Nemours & Company. Shell Chemical and Celanese have advised U.S. Brass that they intend to seek reimbursement in the future from U.S. Brass for a share of claim settlements and administrative costs depending, in part, on the availability of insurance coverage for such claims (see discussion below). On February 4, 1994, Shell Chemical and Celanese notified U.S. Brass that they believe they have made expenditures on behalf of U.S. Brass totaling approximately $35.3 million. However, insufficient information supporting this amount has been provided to U.S. Brass, and when and if sufficient information is ultimately provided, U.S. Brass believes that it has grounds to seek substantial reductions in any such amount or to avoid any liability for such demands. U.S. Brass believes that the amount, if any, for which it may ultimately be responsible should be covered by its general liability insurance and, as such, no liability has been recorded in the accompanying financial statements.

  On August 14, 1992, the U.S. Court of Appeals for the Seventh Circuit ruled in favor of the Company in an appeal from a declaratory judgment decision relating to the timing and availability of primary insurance coverage. The appeals court decision reversed a 1991 federal district court decision involving Liberty Mutual Insurance Company ("Liberty Mutual"), the Company's primary comprehensive general liability carrier for policy years 1979 through 1988, and Highlands Insurance Company and Travelers, the Company's first-layer excess insurance carriers during the same period who had intervened in that lawsuit. The appeals court ruled that losses incurred by the Company in the defense and settlement of claims involving the Qest system should be allocated to a particular insurance policy based on the date of installation of the Qest system (the "trigger of coverage") and not upon the date of leaks or repair and/or replacement of the system, as the lower court had ruled. The insurers' petitions for rehearing were denied on November 5, 1992. On February 3, 1993, Liberty Mutual and Travelers filed a joint petition for a writ of certiorari with the United States Supreme

                             ELJER INDUSTRIES, INC.

Court, seeking review of the appeals court ruling. On March 29, 1993, the Supreme Court declined to review the appeals court's ruling.

  As a consequence of the appeals court ruling, and in accordance with the parties' reimbursement agreements, Liberty Mutual, Highlands Insurance Company and Travelers have commenced reallocation of payments previously made by them and by the Company for defense and settlement of Qest claims that had been assigned to policy years based upon dates of discovery of leaks, to policy years based upon dates of installation of the systems. On August 27, 1993, Travelers paid U.S. Brass the amount of approximately $6.9 million pursuant to the reimbursement agreements. On December 13, 1993, Travelers paid U.S. Brass the additional amount of approximately $92,000 pursuant to those agreements. U.S. Brass believes that Travelers owes additional amounts, and has informed Travelers of its position. U.S. Brass may be obligated to reimburse certain amounts previously paid by the two other insurers who are parties to the agreements. Travelers' payments were made under a reservation of rights.

  Five insurance coverage lawsuits are now pending in various courts with respect to the polybutylene plumbing litigation:

  (1) On July 18, 1993, the Company, Eljer Manufacturing and U.S. Brass filed suit in the United States District Court for the Northern District of Illinois against 18 insurance carriers, seeking declaratory relief and damages relating to coverage for the polybutylene plumbing litigation both for costs of defense and the amounts of any settlements or judgments. That court is within the jurisdiction of the United States Court of Appeals for the Seventh Circuit, which issued the decision in the Company's favor discussed above concerning trigger of coverage. No substantive rulings have yet been issued in this matter; certain discovery activities have commenced. A number of insurers have moved to refer the matter to the Illinois state court, but no decision has been rendered on that motion. Trial is now set for on or about May 1, 1995.

  (2) On September 6, 1991, Travelers filed a declaratory judgment action against the Company in the Circuit Court of Cook County, Illinois, seeking, among other relief, a declaratory judgment that Travelers is not obligated to defend or indemnify the Company for claims involving Qest systems, that Travelers is not obligated to reimburse the Company for punitive, exemplary or treble damages incurred, and that payments made by Travelers for claims which are not covered or excluded from coverage must be reimbursed by the Company. The Company has filed an answer denying the material allegations of the complaint and asking for entry of judgment in its favor. It has also asserted a counterclaim seeking in excess of $2 million in overdue insurance proceeds from Travelers for insurable losses previously paid by the Company under a sharing agreement to which both were parties. In December 1992, following the appeals court ruling in the Company's favor, Travelers agreed to defend and indemnify the Company for Qest claims where the systems were installed from 1982 through 1986, unless and until Travelers obtains a contrary ruling in its state court litigation. The court has issued one ruling concerning the entitlement of U.S. Brass to insurance coverage from the Travelers: that ruling upheld U.S. Brass' position that Travelers, which had participated in the previous insurance coverage litigation in federal court in Illinois, was bound to the ruling concerning trigger of coverage issued in that federal litigation by the United States Court of Appeals for the Seventh Circuit. Thus, the policies issued by Travelers will be triggered for purposes of coverage where the Qest product which has given rise to the claim against U.S. Brass was installed during the course of a year during which a Travelers policy was in effect. The court has not yet addressed numerous other issues and defenses asserted by Travelers concerning its obligation to provide coverage. The court also stated on the record that if Travelers had not participated in the prior federal litigation, the court would have felt bound by rulings issued by Illinois intermediate appellate courts to find that Travelers' policies would not have been triggered for coverage purposes until the Qest system first leaked. Such a position, if applied to carriers other than Travelers, would substantially diminish the amount of insurance proceeds available to U.S. Brass.

                             ELJER INDUSTRIES, INC.

  (3) Another excess carrier, Gibraltar Casualty Company ("Gibraltar"), has filed an action in the Circuit Court of Cook County, Illinois, on March 16, 1992, seeking a declaratory judgment that Gibraltar has no obligation to defend or indemnify the Company for Qest claims. Hartford Accident & Indemnity Company ("Hartford"), and Allstate Insurance Company, two other excess insurance carriers, have been granted leave to intervene in the Gibraltar action and seek a similar declaratory judgment.

  (4) On September 21, 1993, California Union Insurance Company ("California Union"), which was named as a defendant in the federal litigation now pending in the United States District Court for the Northern District of Illinois, filed suit against the Company, Eljer Manufacturing and U.S. Brass in the Superior Court of Orange County, California. On October 7, 1993, each of these entities removed the case to the United States District Court for the Central District of California, and on March 1, 1994, the case was transferred to the United States District Court for the Northern District of Illinois, where the first insurance coverage action discussed above, which was brought by the Company, is now pending.

  (5) On November 12, 1993, four insurance carriers, National Surety Corporation, First State Insurance Company, Hartford, and Old Republic Insurance Company, brought suit in the Circuit Court of Cook County, Illinois against the Company, Eljer Manufacturing and U.S. Brass, and against 22 other insurance carriers who issued policies under which the Company has sought coverage for polybutylene plumbing claims. The Company has moved to dismiss this action, or for a stay, based on the prior pendency in the United States District Court for the Northern District of Illinois of the first insurance coverage case discussed above. Briefing on the Company's motion is now complete, but no decision has been rendered. The case has been consolidated with the action filed by the Travelers discussed above.

  The Company intends to litigate these insurance coverage suits vigorously and believes it should ultimately prevail; however, the insurers have raised a number of defenses to the Company's demands for coverage, and the ultimate outcome of these matters is not certain at this time. Accordingly, no provisions for any liabilities that may result upon an unfavorable resolution of the insurance coverage matter have been made in the Company's financial statements.

  Both Gibraltar and Hartford have refused to make any interim payments on account of defense or indemnity for Qest claims where the systems were installed in 1980 and 1981 pending resolution of the state court action. The Company may bear all or a portion of the costs of defense and settlement of litigation involving Qest systems installed in those years. The Company is currently negotiating with these two, and other, carriers for interim funding arrangements. California Union, which issued policies at coverage levels in 1982 and 1983 that the Company believes have now been reached, has disputed its obligations to provide coverage but is making certain amounts available with respect to payments of indemnity, but not for costs of defense.

  On December 28, 1993, Celanese filed suit in the Superior Court of New Jersey against Household and two subsidiaries of the Company, Eljer Manufacturing and U.S. Brass. The suit alleges a scheme to induce Celanese to sell and continue to sell raw materials for use in polybutylene plumbing systems and to divert to Celanese the defendants' liability for claims and litigation arising from alleged failures in the plumbing systems. In addition, Celanese alleges that Household interfered with sharing arrangements between the Company's subsidiaries and Celanese for handling product liability claims by rendering the Company's subsidiaries incapable of meeting their respective obligations as a result of the spin-off of the Company by Household in 1989. In the lawsuit, Celanese seeks compensatory and punitive damages from the defendants and a declaration that Household and Eljer Manufacturing are liable for all obligations of U.S. Brass arising out of the sharing agreements and the polybutylene plumbing system actions. The Company denies any wrongdoing on the part of its subsidiaries.

                             ELJER INDUSTRIES, INC.

  Environmental Matters

  Like many industrial facilities, the Company's plants may generate hazardous and nonhazardous waste, disposal of which is subject to federal and state regulation. Due to the Company's and its predecessors' longtime presence in the industry, business practices followed many years ago could potentially become the focus of environmental actions. Several facilities have been required to implement programs to remedy the effects of past waste disposal. Although a number of plants have not been the focus of comprehensive environmental studies, the Company is aware of no instances of noncompliance with currently applicable safety, health and environmental laws and regulations which might have a significant adverse effect on the Company's financial condition or results of operations except as set forth below. With respect to current operating procedures, the Company believes that it is in material compliance with such applicable laws and regulations. The Company has established accruals of approximately $13.0 million at the end of 1993 (see discussion of individual sites below) pertaining to environmental, health and safety matters. The Company believes these accruals are adequate; however, given the significance of these matters, there may be costs in excess of amounts accrued that could have a material and adverse effect on individual future years' operating results.

  The past disposal of hazardous and nonhazardous waste generated at the Company's plants may now be subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Several facilities have been required to implement programs to remedy the effects of past waste disposal.

  A consent decree between the Company and the United States Environmental Protection Agency ("EPA" or "U.S. EPA") was entered into in October 1990, regarding the Company's Salem, Ohio, facility. The decree requires, among other things, a closure plan to be approved by the Ohio Environmental Protection Agency ("Ohio EPA") for the clean-up and closure of an area at that plant. In December 1992, the Company and the Ohio EPA reached agreement on the proposed closure plan and a joint settlement statement was filed in January 1993. The Company submitted a revised closure plan on April 30, 1993, and has not yet received either approval of, or comments on, the proposed plan. The Company has begun closure and has paid $1.6 million to complete an interim closure of the area and expects to pay approximately $1.8 million for additional closure and post-closure costs. The Company has established accruals which it believes are adequate to provide for these costs.

  At the Company's Marysville, Ohio, facility, which was closed in 1987, the Ohio EPA has entered a negotiated administrative order requiring the Company to close an on-site disposal area holding foundry sand containing lead. In addition, certain solvents have been reported to be present in the soil and "perched" water in an on-site former drum accumulation area. The Company submitted a draft closure plan for remediation on December 16, 1993. Assuming the plan is approved in its current form, the Company's environmental consultant estimates the cost of its implementation, including post-closure care, to be approximately $9.4 million; however, there is no assurance that the plan will be approved. In connection with the closure plan, an environmental consultant has assessed the groundwater at the site and concluded that there is no adverse impact on aquifers at the site. This report was presented to the Ohio EPA on January 10, 1994. The ultimate cost to complete the closure of the facility will depend on the nature and extent of the substances there and the remediation technology ultimately agreed upon by the Ohio EPA. The Company has established accruals which it believes are adequate to provide for these costs.

  Under the terms of the consent decree regarding the Company's Salem, Ohio, facility, discussed above, and related federal and state laws and regulations, the Company is required to demonstrate financial responsibility for closure, post-closure care and third-party liability with respect to the Salem site and the Marysville site. Primarily as a result of the unusual items recorded in 1991 and the extraordinary item and

                             ELJER INDUSTRIES, INC.

cumulative effect of changes in accounting principles recorded in 1992, the Company was unable to continue making the required demonstration of financial responsibility after March 1992. On March 31, 1992, the Company notified the Ohio EPA that it could not make the required demonstration at that time, and was pursuing alternative means of satisfying the financial responsibility requirements. On October 9, 1992, the Company received from the Ohio EPA a notice of violation with respect to its failure to demonstrate financial responsibility. On October 12, 1992, the Company again notified both the U.S. EPA and the Ohio EPA of its inability to meet the financial responsibility requirements and asserted the unfavorable district court decision in 1991 on timing and availability of insurance coverage and its effect on the Company's financial position as an event of force majeure. The Company received letters from the Ohio EPA dated June 21, 1993 and February 24, 1994, advising that the Company was in violation of financial assurance requirements for the Salem and Marysville sites.

  The Company pursued negotiations with the U.S. EPA with regard to alternatives to the Company's financial responsibility requirements under the Salem consent decree. In September 1993, however, the U.S. EPA informed the Company that it was withdrawing a proposed settlement offer that might have resolved the matter without the imposition of any penalties and was referring the matter of the Company's alleged noncompliance with the Salem consent decree to the U.S. Department of Justice ("DOJ"). The Company obtained a letter of credit effective September 28, 1993, to meet the closure and post-closure financial responsibility requirements relative to the Salem facility. On February 8, 1994, the DOJ sent the Company a letter demanding that the Company pay $1.1 million in stipulated penalties covering the period during which it was not able to meet the financial responsibility requirements associated with closure and post-closure care of its Salem facility. The Company disputes the amount and imposition of penalties and has entered into negotiations with the DOJ with respect thereto. The Company has recently obtained third-party liability coverage for the Salem facility.

  The Company has been unable to renew closure, post-closure or third-party liability financial responsibility assurances for the Marysville site. On June 21, 1993, the Ohio EPA informed the Company that this matter was being referred to the U.S. EPA, but the Company has not heard from the U.S. EPA on this matter.

  The Salem consent decree provides for a stipulated penalty of $2,000 per day for each failure to comply with a financial assurance provision (with lesser penalties of $500 to $1,000 per day during the first month of noncompliance). An Ohio statute provides generally for fines of $10,000, with higher fines for second convictions or reckless violations of its regulations. Federal law allows the imposition of civil penalties of up to $25,000 per day for violation of federal regulations and makes certain violations subject to criminal penalties. The government may attempt to impose statutory penalties on the Company for its failure to comply with the financial responsibility requirements at the Marysville site and additional penalties with regard to the Salem facility. In the Company's opinion, after consultation with counsel, any penalties ultimately imposed are likely to be less than the maximum potential penalties authorized under the law. The Company believes that it has meritorious defenses to the imposition of any penalties and intends to vigorously defend against such penalties.

  The federal Comprehensive Environmental Response, Compensation and Liability Act (commonly referred to as "Superfund" or the "Superfund Act") and similar state laws subject certain parties to liability for the clean-up of contaminated waste treatment or disposal sites. Liability under the Superfund Act is considered "joint and several", meaning that any one responsible party theoretically could be liable for all clean-up costs, which are often substantial. However, the Superfund Act provides for the allocation of liability in an equitable manner among responsible parties and for contribution among them.

  Certain of the Company's plants may have disposed of waste at sites which have or may become a part of federal Superfund clean-up efforts. The Company has received notice that eight of these sites are the subject

                             ELJER INDUSTRIES, INC.

of federal, and two are the subject of state, remedial investigations or activities, for which the Company has not resolved its alleged liability. In 1992 and 1993 the Company resolved its alleged liability at three additional sites. At nine of the sites still being addressed, the Company considers itself to be a de minimis contributor to the volume of waste. With regard to the remaining site, the American Zinc Company site in Dumas, Texas, the Company is conducting a preliminary investigation of its connection, if any, to a former owner of the site. On October 6, 1993, the Texas Natural Resource Conservation Commission ("TNRCC") informed the Company that it may be in the position of being named as a potentially responsible party ("PRP") with regard to this site. The Company has responded to a TNRCC request for information concerning the Company's connection, if any, to the site. If the site listing on the Texas Superfund Registry were finalized, the PRPs would be jointly and severally liable for any clean-up costs. The Company is assessing the position it will take in responding to the TNRCC. At this early stage it is not reasonably possible for the Company to determine the environmental condition of the site or the nature and cost of any remediation that may be required. Similarly, with respect to another site as to which the Company was recently notified that it may be a de minimis PRP, no determination of its share of the cost of any remediation can currently be made. The Company has established accruals which it believes are adequate to provide for any liabilities it may have with respect to the other eight sites.

  Air and water emissions by the Company's plants have in the past received the attention of regulatory authorities and may require capital expenditures in the future. During 1991 the Company received from the EPA an administrative order citing it with a violation of the Clean Water Act for unpermitted discharge of wastewater streams at the Salem, Ohio, plant. The Company has been in negotiations with the EPA since then and has filed a sampling plan and tendered the sampling results to the EPA. In January 1993 the Company received notice from the DOJ that it intended to file a civil action seeking penalties for alleged violations of the Clean Water Act from at least 1988. The government advised the Company that it was seeking a civil penalty of approximately $1 million and requested a good faith settlement offer from the Company to avoid filing a lawsuit. The Company has negotiated with the government a settlement in principle of the proposed civil action. Under the settlement in principle, the details of which will be reduced to writing in a consent decree, the Company would pay a $300,000 cash penalty and conduct certain remediation work estimated to cost approximately $690,000. The Company has established accruals which it believes are adequate to provide for these costs.

  In October 1991, Eljer Manufacturing sold a facility located in Atlanta to joint venture partners Toto Ltd., Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. ("Toto and Mitsui"). Toto and Mitsui have given Eljer Manufacturing notice that certain soil and groundwater sampling allegedly revealed several areas of contamination for which they claim indemnity under their purchase agreement. Eljer Manufacturing could be responsible for the costs of remediation, up to a contractual limit of $750,000, if this contamination resulted from an unlawful release of hazardous substances or disposal of solid waste or hazardous waste at the facility prior to October 1991. The sufficiency of the notice given is being disputed and Eljer Manufacturing has proposed conducting additional environmental assessments. In addition, Eljer Manufacturing has notified the prior owner of the facility, JP Industries, Inc., ("JP Industries") of Eljer Manufacturing's claims under the indemnity provisions of its purchase agreement with JP Industries. Eljer Manufacturing believes that it has meritorious challenges to Toto and Mitsui's claims as well as valid claims against JP Industries should it be liable for any contamination at this site.

  In anticipation of the possible sale of the Company's Wilson, North Carolina, manufacturing plant, an environmental investigation was performed of that plant. One monitoring well on the property showed the presence of some hazardous substances. This finding was reported to the State of North Carolina and a follow-up investigation was performed. The Company is now in the process of preparing a report and action plan to be submitted to the state. Another well on the property was found to contain trichloroethene, another hazardous substance. Based on the location of the well and the direction of groundwater flow, and the

                             ELJER INDUSTRIES, INC.

Company's understanding that it has not used trichloroethene at the plant, it is presently the Company's belief that any trichloroethene on the property originated from off-site sources. The Company has established accruals which it believes are adequate to provide for the costs of investigation and remediation, if any.

  Kowin Development and Related Litigation

  The federal appeals court in Chicago on January 31, 1994, affirmed substantially all of a previously-announced arbitration award and judgment thereon in favor of Kowin Development Company ("Kowin") against Eljer Manufacturing arising from a failed manufacturing joint venture in the People's Republic of China. The appeals court vacated a portion of the damages award in the amount of $1 million, which together with approximately $725,000 of associated interest charges will reduce the aggregate award of damages, interest and attorneys' fees, if it becomes final, from approximately $13.2 million to approximately $11.5 million. Both Eljer Manufacturing and Kowin filed petitions for rehearing with the appeals court which were denied on March 4, 1994. Eljer Manufacturing intends to file a petition for certiorari to the United States Supreme Court. Eljer Manufacturing previously posted $13.2 million cash in lieu of an appeal bond against any payments it might ultimately owe in this litigation. The arbitration award and related costs were included in a charge against earnings in 1992.

  The arbitration proceedings originated with claims filed in 1988 in a lawsuit brought by Kowin in federal district court in the Central District of California, which was stayed pending the arbitration proceedings. In May, 1993, Kowin was allowed to add additional causes of action, plaintiffs and defendants (including the Company, three current or former officers of Eljer Manufacturing, Household and certain of its current or former directors and officers) to the lawsuit; however, in October, 1993, the court entered an order dismissing with prejudice all federal law claims of Kowin and of the additional plaintiffs. No appeal was taken from the dismissal.

  Croft Investments, Ltd. ("Croft"), an affiliate of Kowin, the holder of 25% interest in the failed China joint venture, filed a demand for arbitration before the American Arbitration Association in Chicago of its claims for $8 million in lost profits and other unspecified damages. Croft had sought to litigate these claims in the Kowin lawsuit in California, but in the May, 1993, order of that court (discussed above) was denied permission to be added as an additional plaintiff on the basis that Croft's claims should have been brought in the arbitration proceedings initiated by Kowin in 1989. The Company and Eljer Manufacturing then filed a motion to permanently stay the Croft demand for arbitration and to bar Croft's claims on the same grounds as the court had relied upon in refusing to add Croft as a plaintiff in this lawsuit. On August 26, 1993, the court denied this motion on the basis that it lacked jurisdiction to entertain it. On September 27, 1993, the Company and Eljer Manufacturing filed an appeal of this ruling with the Ninth Circuit Court of Appeals. That appeal is still pending.

  Eljer Manufacturing has been advised by its Chinese counsel that the Beijing High People's Court has confirmed a judgment previously entered in the amount of approximately $1.2 million against it and in favor of its former Chinese joint venture partner. Eljer Manufacturing has taken a further appeal from this decision and, based upon advice of counsel, believes it also has substantial procedural defenses against any effort to enforce this judgment in the United States. Eljer Manufacturing believes its reserves adequate to provide for any liability ultimately incurred in this matter.

  The claims in the Chinese litigation relate to the joint venture interest sold in April 1988 by HMI to Simonds Industries, Inc. ("Simonds") and involve none of Eljer Manufacturing's current business operations. Prior to the sale in 1988, the assets sold to Simonds were operated by a separate division of HMI which was unrelated to the other operating divisions of HMI which subsequently became a part of the Company. Despite this fact, no indemnification for these claims was received from Household, the former parent corporation of

                             ELJER INDUSTRIES, INC.

the Company, in connection with the spin-off of the Company, including its Eljer Manufacturing subsidiary, to Household's stockholders in April 1989. The Company has an agreement with Simonds, a successor to HMI in the Chinese joint venture, under which claims related to the joint venture performance after April 15, 1988 (the date of the sale of HMI's interests to Simonds) are the responsibility of Simonds. The Company is not presently able to determine what amount, if any, of the amount awarded in the Chinese proceeding or in the Kowin litigation is properly the responsibility of Simonds.

  Shareholder Suits

  During the second quarter of 1991, four lawsuits (later consolidated into one) were filed in the Delaware Chancery Court against the Company and the individual members of its Board of Directors, alleging breach of fiduciary duties in conjunction with the Board's decision to defer discussion of the May 7, 1991 acquisition proposal from Jacuzzi, Inc. until its regularly scheduled meeting on June 18, 1991. No monetary damages were specified in the suits. The suits were voluntarily dismissed on March 29, 1993.

  On March 14, 1994, the Company announced an agreement in principle to settle for $3.4 million the class action securities litigation against the Company and certain present and former members of its Board of Directors pending in the United States District Court for the Northern District of Texas. The proposed settlement is subject to negotiation and execution of a definitive settlement agreement among the parties and approval by the court. The Company believes that a significant portion of the proposed settlement amount would be paid by its liability insurance carrier, with the remainder covered by litigation reserves previously established. The suit, originally filed as four purported class action suits in December 1991 and later consolidated into one, asserted causes of action based on alleged inadequate disclosures in the Company's 1989 and 1990 annual reports to shareholders and, in particular, disclosures with respect to the litigation involving the Qest polybutylene plumbing system manufactured and sold by U.S. Brass and with respect to the availability of insurance coverage therefor. The plaintiffs sought unspecified actual and punitive damages, as well as costs and attorneys' fees. In 1992 the court certified a plaintiff class consisting of all purchasers of the Company's common stock during the period from March 30, 1990 through August 8, 1991.

  Other Matters

  On December 15, 1992, the Attorney General of the State of California, the Natural Resources Defense Council and the Environmental Law Foundation filed lawsuits against the Company, U.S. Brass and approximately 15 other manufacturers and sellers of residential and commercial brass faucets alleging violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). The lawsuits allege that the Company, U.S. Brass and other plumbing manufacturers did not provide clear and reasonable warning to California purchasers prior to knowingly and intentionally exposing persons to lead, a chemical known to the State of California to cause reproductive toxicity, and that the Company, U.S. Brass and other plumbing manufacturers knowingly discharged or released lead into drinking water in violation of Proposition 65. The lawsuits claim that the alleged exposures and discharges occur from the leaching of lead into drinking water from brass faucets manufactured by the companies. The Company and U.S. Brass, if found liable, could be subject to a civil penalty not to exceed $2,500 per day for a violation of the warning requirement and $2,500 per day for a violation of the discharge requirement. Allegations are also made that the same conduct constitutes unfair business practices, misrepresentation, fraud and deceit, breach of contract and warranties, and negligence. The Company and U.S. Brass intend to defend the lawsuits vigorously, and while they will continue to do so, they have also engaged in settlement discussions with the plaintiffs. The Company and U.S. Brass do not expect the resolution of these lawsuits to have a material adverse effect on its financial condition or results of operations.

                             ELJER INDUSTRIES, INC.

  On October 13, 1993, the Company reported that a federal court jury in Oklahoma City, Oklahoma, had rendered a verdict against U.S. Brass in a lawsuit filed by two local businessmen, who manufactured and marketed a modified Vise Grip as a "crimping tool" to be used in the installation of polybutylene plumbing systems. The jury found that U.S. Brass attempted to monopolize the market for crimping tools used in the installation of U.S. Brass' Qest polybutylene plumbing systems, tied the sale of warranted Qest polybutylene plumbing products to the purchase of U.S. Brass' own crimping tools, and interfered with the plaintiffs' business relationships. The jury awarded the plaintiffs damages for violation of federal and state antitrust laws which, if not set aside, would be $600,000 after trebling. In addition, the jury awarded $300,000 in actual damages and $300,000 in punitive damages for the plaintiffs' claim that U.S. Brass interfered with their business and contractual relationships. U.S. Brass believes that the jury's award for both antitrust and interference with business claims is tantamount to double recovery and erroneous as a matter of law. U.S. Brass believes that the jury findings, which were confirmed by a court judgment on November 10, 1993, were not supported by the evidence presented at trial and has asked the court to set aside or substantially reduce the awards. If post-judgment motions are unsuccessful, U.S. Brass intends to appeal. Plaintiffs have asked for award of attorney's fees in an amount of approximately $450,000 and taxable court costs. The parties have stipulated to the amount of taxable court costs. The Company, however, has opposed the application for attorney's fees. The matter is under submission to the court.

(14) RELATIONSHIP WITH HOUSEHOLD:

  On February 5, 1993, Household filed an action in the Delaware Chancery Court against the Company, Eljer Manufacturing and U.S. Brass seeking declaratory relief against the defendants for any claims alleging any breach of fiduciary duty which Household owed to the defendants during the time they were wholly-owned subsidiaries of Household and for any claims arising out of the distribution of the stock of the Company to stockholders of Household in April 1989. The action also seeks a declaration that Delaware law applies to any claims of the defendants against Household, arising from or related to such distribution, and an injunction against the defendants' commencing or maintaining any lawsuit outside Delaware against Household relating to such distribution. On March 16, 1993, Household amended its complaint to seek additional declaratory relief that it is not liable to the Company for any breach of fiduciary duty at or after the spin-off. The Company believes the action is without merit and will vigorously defend its interests.

  In two opinions dated April 22, 1993 and May 5, 1993, the Delaware Chancery Court denied the Company's motion to dismiss or stay the case and partially denied Household's motion to stay the Texas case referred to below. The court only granted Household a limited injunction preventing the Company, Eljer Manufacturing and U.S. Brass from seeking an order in any state court other than Delaware to enjoin, preclude or otherwise prohibit or delay the prosecution of Household's action in the Delaware Chancery Court.

  The Company, Eljer Manufacturing and U.S. Brass sought and obtained review in the Delaware Supreme Court of the Delaware Chancery Court's orders. Household also sought and obtained review of the Chancery Court's denial of its motion for a stay of litigation outside Delaware. On December 22, 1993, the Delaware Supreme Court issued an order remanding the case to the Delaware Chancery Court for the purpose of clarifying the record on appeal. The Chancery Court was instructed to determine if there are any known claims for alleged breaches of fiduciary duties by Household. If there are no such claims, then the Chancery Court was further directed to determine what, if any, other bases there may be to invoke the Chancery Court's equitable jurisdiction. If no such basis exists, the Chancery Court was directed to determine whether Household's action for a declaratory judgment should be either dismissed or transferred to the Delaware Superior Court. On March 18, 1994, the Chancery Court issued its report and recommendation to the Supreme Court of Delaware. The Chancery Court concluded that it did not have subject matter

                             ELJER INDUSTRIES, INC.

jurisdiction over Household's action for a declaratory judgment, but also concluded that under Delaware law, Household had a right to transfer the case to the Delaware Superior Court. The Company intends to continue its appeal of the remaining issues before the Delaware Supreme Court.

  On February 11, 1993, the Company and Eljer Manufacturing filed an action against Household in the District Court of Dallas County, Texas, alleging claims for breach of contract based upon Household's breach of the Reimbursement Agreement, dated as of April 14, 1989, and the Reorganization and Distribution Agreement, dated as of March 15, 1989, executed in connection with the distribution of the Company's stock to holders of Household's stock in April 1989. Household appeared on March 15, 1993, to raise the defense of lack of personal jurisdiction over it. In September 1993, the Delaware Chancery Court enjoined the Company and Eljer Manufacturing from proceeding with its action in Texas pending hearing and determination of the Delaware Supreme Court appeal. The Company intends to pursue vigorously its claims against Household.

(15) GEOGRAPHIC SEGMENTS:

  Data on the Company's geographic segments, based on the locations of the Company's operations, are as follows (in thousands):

                                                      1993     1992     1991
                                                    -------- -------- --------
   Sales to unaffiliated customers--
     North America................................. $313,376 $301,898 $307,206
     Europe........................................   74,186   95,445   95,305
                                                    -------- -------- --------
       Total....................................... $387,562 $397,343 $402,511
                                                    ======== ======== ========
   Income (Loss) from operations--
     North America.................................   15,765 $  9,483 $(46,119)
     Europe........................................    5,306   13,888   12,256
                                                    -------- -------- --------
       Total....................................... $ 21,071 $ 23,371 $(33,863)
                                                    ======== ======== ========
   Identifiable assets--
     North America................................. $181,193 $193,132 $180,202
     Europe........................................   47,609   61,236   59,030
                                                    -------- -------- --------
       Total....................................... $228,802 $254,368 $239,232
                                                    ======== ======== ========

                             ELJER INDUSTRIES, INC.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                           FIRST    SECOND    THIRD    FOURTH
   1993                                   QUARTER   QUARTER  QUARTER  QUARTER
   ----                                   --------  -------  -------- --------
   Net sales............................. $ 95,648  $84,507  $102,965 $104,442
   Gross profit..........................   25,860   23,862    29,160   30,306
   Net income (loss).....................      874   (1,446)    3,136    1,334
   Earnings (loss) per share.............      .12     (.20)      .44      .19
   1992
   ----
   Net sales............................. $ 97,078  $97,568  $ 96,935 $105,762
   Gross profit..........................   25,867   27,011    27,447   31,887
   Income (loss) before extraordinary
    item and cumulative effects of
    changes in accounting principles.....   (1,773)     343     1,454   (2,120)
   Earnings (loss) before extraordinary
    item and cumulative effects of
    changes in accounting principles per
    share................................     (.25)     .05       .20     (.30)
   Net income (loss).....................  (40,976)     343     1,454  (18,120)
   Earnings (loss) per share.............    (5.80)     .05       .20    (2.56)

  The unaudited quarterly financial data above have been restated from the Company's previously filed Forms 10-K and 10-Q to reflect certain reclassifications from cost of sales to selling and administrative costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 21, 1994, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation and Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 21, 1994, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The sections entitled "Voting Securities and Principal Stockholders" and "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 21, 1994, set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Executive Compensation and Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 21, 1994, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS

  The financial statements filed as part of this report are listed on the Index to Consolidated Statements on page 18.

(2) FINANCIAL STATEMENT SCHEDULES

  Index to Consolidated Financial Statement Schedules

                                                                       PAGE
                                                                       ----
    Report of Independent Public Accountants                            54
    For the three years 1993, 1992 and 1991:
        Schedule V    --Properties and Equipment                        55
        Schedule VI   --Accumulated Depreciation and Amortization of
                       Properties and Equipment                         55
        Schedule VIII --Valuation and Qualifying Accounts               56
        Schedule X    --Supplementary Income Statement Information      56

  All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3) EXHIBITS

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
    3A*      Form of Restated Certificate of Incorporation of the Registrant
    3B*      Form of Amended Bylaws of the Registrant
    4A*      Form of Restated Certificate of Incorporation of the Registrant
             (see Exhibit 3A)
    4B*      Form of Amended Bylaws of the Registrant (see Exhibit 3B)
    4C*      Form of Common Stock Certificate
    4D*      Form of Rights Agreement between the Registrant and Harris Trust &
             Savings Bank, as Rights Agent ("Rights Amendment")
    4E*      Amendment and Amendment No. 2 to Rights Agreement dated as of July
             31, 1989 and January 4, 1990 respectively
    4F*****  Amendment No. 3 to Rights Agreement dated as of November 5, 1991
    4G**     Credit Agreement dated as of April 14, 1989 among the Registrant and the banks listed therein and NCNB Texas National Bank and
             Morgan Guaranty Trust Company of New York, as agents, together with Amendment No. 1 thereto dated as of April 14, 1989, and
             Amendment No. 2 thereto dated as of December 30, 1989.
    4H***    Amendment No. 3 to the Credit Agreement dated as of June 15, 1990 and Amendment No. 4 thereto dated as of December 28, 1990.
    4I****** Amended and Restated Credit Agreement dated as of December 11,
             1992 among Eljer Manufacturing, Inc., as Borrower, Eljer
             Industries, Inc., as Parent Guarantor, the Banks Listed therein, and NationsBank of Texas, N.A., as Administrative Agent and Co-
             Agent, and Morgan Guaranty Trust Company of New York, as Co-Agent
             and, for limited purposes, The First National Bank of Chicago, as
             "First Chicago".
             Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries have not been filed. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.
    4J       Form of First Amendment to Amended and Restated Credit Agreement
             dated as of March 25, 1994.
   10A*      Form of Reorganization and Distribution Agreement
   10B*      Form of Employee Benefits and Labor Agreement
   10C*      Form of Tax Sharing Agreement
   10D*      Form of Transition Management Services Agreement
   10E*      Form of Standstill Agreement between the Registrant & Household
             International, Inc.
   10F****   Form of Employment Agreement with Scott G. Arbuckle
   10G****   Form of Employment Agreement with James F. Thomason
   10H****   Form of Employment Agreement with John M. Botton, Charles R.
             Wackenhuth, Henry W. Lehnerer, Edward W. Fordyce, Jr., James A.
             Harris and Brooks F. Sherman
   10I*      Salaried Pension Plan for Eljer Manufacturing, Inc.
   10J*      Supplemental Retirement Plan

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
   10K*       Supplemental Savings Plan
   10L*       Tax Reduction Investment Plan
   10M*       Long-Term Executive Incentive Compensation Plan of the Registrant
   10N****    1991 Long-Term Incentive Plan
   10O****    Form of Executive Severance Agreement with Scott G. Arbuckle
   10P****    Form of Executive Severance Agreement with John M. Botton, James
              F. Thomason, Charles R. Wackenhuth, Henry W. Lehnerer, Edward W.
              Fordyce, Jr., James A. Harris and Brooks F. Sherman
   10Q*****   Eljer Supplemental Benefit Plan
   10R*****   Eljer Excess Benefit Plan
   10S******* Eljer Industries, Inc. Stock Payment Plan for Non-Employee
              Directors
   22         Subsidiaries of the Registrant
              Consent of Arthur Andersen & Co., independent certified public
   24         accountants

- --------
      *Incorporated by reference to the Registrant's Registration Statement on Form 10 filed February 14, 1989, as amended by Forms 8 filed March 14, 1989, March 23, 1989, March 27, 1989, August 3, 1989, January 10, 1990,
      May 2, 1990 and November 19, 1991 (File No. 0-10181).

     **Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989 filed March 29, 1990.

    ***Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990 filed March 25, 1991.

   ****Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the Quarterly Period Ended March 31, 1991 filed May 14, 1991.

  *****Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the Quarterly Period Ended September 29, 1991 filed November 12, 1991.

 ******Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1993, filed April 1, 1993.

*******Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed December 16, 1993 (registration no. 33-51527).

(4) REPORTS ON FORM 8-K

  A report on Form 8-K was filed on November 17, 1993, related to the announcement of a settlement of a lawsuit brought in April 1993, by Kohler Company against the Company and its subsidiary, Eljer Manufacturing, for unfair competition, design patent and trade dress infringement in the manufacture and sale of plumbing products.

  A report on Form 8-K was filed on October 22, 1993, related to (1) the Illinois State Court judge's ruling on the insurance dispute with the Travelers, and (2) the verdict against U.S. Brass in a federal district court in Oklahoma City, Oklahoma.

SUBSEQUENT REPORTS ON FORM 8-K

  A report on Form 8-K was filed on January 7, 1994, related to the announcement that Celanese filed suit in the Superior Court of New Jersey against Household, the former parent of the Company, Eljer Manufacturing and U.S. Brass. See Note 13 for a discussion of the lawsuit.

  A report on Form 8-K was filed on February 11, 1994, related to the announcement that the federal appeals court in Chicago had affirmed substantially all of a previously-announced arbitration award in favor of Kowin Development and against Eljer Manufacturing. See Note 13 for additional discussion.

  A report on Form 8-K was filed on March 25, 1994, related to the March 14, 1994, announcement of an agreement in principle to settle the class action securities litigation against the Company and certain present and former members of the Board of Directors pending in a federal court in Texas. See Note 13 for a discussion of the proposed settlement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Eljer Industries, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Eljer Industries, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 31, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the outcome of lawsuits, claims and related insurance coverage involving the Qest polybutylene plumbing systems manufactured and sold by the Company's indirect, wholly-owned subsidiary, United States Brass Corporation. This matter is discussed further in Notes 2 and 13 to the consolidated financial statements. Our report on the consolidated financial statements includes an additional explanatory paragraph with respect to the changes in the methods of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes as discussed in Notes 1, 9 and 11 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Dallas, Texas,March 31, 1994

                             ELJER INDUSTRIES, INC.

                      SCHEDULE V--PROPERTIES AND EQUIPMENT

                                 (IN THOUSANDS)

                         BALANCE AT ADDITIONS                             BALANCE
                         BEGINNING     AT                 OTHER CHANGES   AT END
     CLASSIFICATION      OF PERIOD    COST    RETIREMENTS ADD(DEDUCT)(1) OF PERIOD
     --------------      ---------- --------- ----------- -------------- ---------
1991
  Land..................  $  3,891   $   209   $   (509)     $     (5)   $  3,586
  Buildings and lease-
   hold improvements....    39,878       460     (2,101)         (105)     38,132
  Machinery, fixtures
   and equipment........   115,236     8,043    (14,304)        1,011     109,986
                          --------   -------   --------      --------    --------
    Total...............  $159,005   $ 8,712   $(16,914)     $    901    $151,704
                          ========   =======   ========      ========    ========
1992
  Land..................  $  3,586   $   --    $    --       $    (29)   $  3,557
  Buildings and lease-
   hold improvements....    38,132       704        (95)       (1,005)     37,736
  Machinery, fixtures
   and equipment........   109,986     7,271     (4,217)       (3,133)    109,907
                          --------   -------   --------      --------    --------
    Total...............  $151,704   $ 7,975   $ (4,312)     $ (4,167)   $151,200
                          ========   =======   ========      ========    ========
1993
  Land..................  $  3,557   $   --    $    (80)     $     (4)   $  3,473
  Buildings and lease-
   hold improvements....    37,736       217     (1,265)         (152)     36,536
  Machinery, fixtures
   and equipment........   109,907     7,709     (3,641)       (1,176)    112,799
                          --------   -------   --------      --------    --------
    Total...............  $151,200   $ 7,926   $ (4,986)     $ (1,332)   $152,808
                          ========   =======   ========      ========    ========

- --------
(1) Amounts represent primarily foreign currency translation adjustments related to the Company's foreign entities.


             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTIES AND EQUIPMENT

                                 (IN THOUSANDS)

                         BALANCE AT                                     BALANCE
                         BEGINNING                        ADD (DEDUCT)  AT END
     CLASSIFICATION      OF PERIOD  ADDITIONS RETIREMENTS  OTHER (1)   OF PERIOD
     --------------      ---------- --------- ----------- ------------ ---------
1991
  Buildings and lease-
   hold improvements....  $ 13,023   $ 1,883    $  (282)    $   (21)    $14,603
  Machinery, fixtures
   and equipment........    60,942     9,710     (2,886)        104      67,870
                          --------   -------    -------     -------     -------
    Total...............  $ 73,965   $11,593    $(3,168)    $    83     $82,473
                          ========   =======    =======     =======     =======
1992
  Buildings and lease-
   hold improvements....  $ 14,603   $ 1,832    $   (95)    $  (382)    $15,958
  Machinery, fixtures
   and equipment........    67,870     7,818     (2,815)       (747)     72,126
                          --------   -------    -------     -------     -------
    Total...............  $ 82,473   $ 9,650    $(2,910)    $(1,129)    $88,084
                          ========   =======    =======     =======     =======
1993
  Buildings and lease-
   hold improvements....  $ 15,958   $ 1,821    $  (371)    $   (69)    $17,339
  Machinery, fixtures
   and equipment........    72,126     8,981     (2,803)       (850)     77,454
                          --------   -------    -------     -------     -------
    Total...............  $ 88,084   $10,802    $(3,174)    $  (919)    $94,793
                          ========   =======    =======     =======     =======

- --------
(1) Amounts represent primarily foreign currency translation adjustments related to the Company's foreign entities.

                             ELJER INDUSTRIES, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                         ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO   CHARGED                BALANCE
                         BEGINNING    COSTS/     TO OTHER               AT END
      DESCRIPTION        OF PERIOD   EXPENSES    ACCOUNTS DEDUCTION    OF PERIOD
      -----------        ---------- ----------   -------- ---------    ---------
1991
  Accounts receivable
   reserves.............  $ 8,398    $ 7,439      $ --     $(6,873)(1)  $ 8,964
                          =======    =======      =====    =======      =======
  Reserve for
   receivables from
   insurance carriers...  $   --     $14,613      $ --     $   --       $14,613
                          =======    =======      =====    =======      =======
1992
  Accounts receivable
   reserves.............  $ 8,964    $ 6,155      $ --     $(5,051)(1)  $10,068
                          =======    =======      =====    =======      =======
  Reserve for
   receivables from
   insurance carriers...  $14,613    $   --       $ --     $(1,158)     $13,455
                          =======    =======      =====    =======      =======
  Valuation allowance
   for deferred tax as-
   sets.................  $   --     $25,452(3)   $ --     $   --       $25,452
                          =======    =======      =====    =======      =======
1993
  Accounts receivable
   reserves.............  $10,068    $ 3,229      $(207)   $(4,200)(1)  $ 8,890
                          =======    =======      =====    =======      =======
  Reserve for
   receivables from
   insurance carriers...  $13,455    $   --       $ --     $(6,005)(2)  $ 7,450
                          =======    =======      =====    =======      =======
  Valuation allowance
   for deferred tax as-
   sets.................  $25,452    $   674      $ --     $   --       $26,126
                          =======    =======      =====    =======      =======

- --------
(1) Includes primarily write-offs of uncollectible accounts and customer discounts taken.
(2) Includes primarily collection of proceeds from insurance carriers.
(3) Established in conjunction with the implementation of SFAS No. 109.


             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (IN THOUSANDS)

                                                         1993    1992    1991
                                                        ------- ------- -------
   Maintenance and repairs............................. $ 9,962 $ 9,104 $ 8,720
                                                        ======= ======= =======
   Advertising costs................................... $13,238 $13,679 $12,630
                                                        ======= ======= =======

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1994

                                          Eljer Industries, Inc.

                                                 /s/ Henry W. Lehnerer
                                          By: _________________________________
                                                     Henry W. Lehnerer
                                             Vice President--Finance and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Frank J. Morgan
- ------------------------------------
          Frank J. Morgan            Chairman of the Board           March 31, 1994
      /s/ Scott G. Arbuckle                                          March 31, 1994
- ------------------------------------
         Scott G. Arbuckle           Director, President and
                                      Chief Executive Officer
                                      (Principal Executive
                                      Officer)
      /s/ Henry W. Lehnerer
- ------------------------------------
         Henry W. Lehnerer           Vice President--Finance and     March 31, 1994
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)
      /s/ John H. Deininger
- ------------------------------------
         John H. Deininger           Director                        March 31, 1994
      /s/ Walter C. Minnick
- ------------------------------------
         Walter C. Minnick           Director                        March 31, 1994
        /s/ Paul E. Price
- ------------------------------------
           Paul E. Price             Director                        March 31, 1994
      /s/ C.A. Rundell, Jr.
- ------------------------------------
         C.A. Rundell, Jr.           Director                        March 31, 1994
        /s/ Jerre L. Stead
- ------------------------------------
           Jerre L. Stead            Director                        March 31, 1994