Form 10-Q
period 1994-04-03
ELJER INDUSTRIES INC
filed 1994-05-17
CIK 846657

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended April 3, 1994


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition Period from ________ to ________


                       Commission File Number 0-10181


                            ELJER INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



      Delaware                                          75-2270874
- - ------------------------                         --------------------------
(State of Incorporation)                         (I.R.S. Employer I.D. No.)

17120 Dallas Parkway,  Dallas, Texas                         75248
- - ------------------------------------                       ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (214) 407-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X           No
                              -----            -----

At May 3, 1994 there were 7,122,326 shares of registrant's common stock outstanding.

                            ELJER INDUSTRIES, INC.


                                   FORM 10-Q

                                 APRIL 3, 1994


                                     INDEX


PART I--FINANCIAL INFORMATION


        ITEM 1--FINANCIAL STATEMENTS

               Condensed Consolidated Statements of Income for the three months ended April 3, 1994 and April 4, 1993
               Condensed Consolidated Balance Sheets
               Condensed Consolidated Statements of Cash Flows
               Notes to Unaudited Condensed Financial Statements


        ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

PART II--OTHER INFORMATION


         ITEM 1--LEGAL PROCEEDINGS

         ITEM 2--CHANGES IN SECURITIES

         ITEM 3--DEFAULTS UPON SENIOR SECURITIES

         ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5--OTHER INFORMATION

         ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             For the Three Months Ended
                                                  April      April
                                                 3, 1994    4, 1993
                                                 -------    -------
     NET SALES                                   $90,875    $95,648
     COST OF SALES                                66,607     69,618
                                                 -------    -------
     GROSS PROFIT                                 24,268     26,030
     SELLING & ADMINISTRATIVE EXPENSES            19,910     19,208
     LITIGATION COSTS                              1,360      1,945
                                                 -------    -------
     INCOME FROM OPERATIONS                        2,998      4,877
     OTHER EXPENSE, net                              325        400
     INTEREST INCOME                                 376        522
     INTEREST EXPENSE                              3,453      3,754
                                                 -------    -------
     INCOME (LOSS) BEFORE INCOME TAXES              (404)     1,245
     INCOME TAXES                                   (764)       371
                                                 -------    -------
     NET INCOME                                  $   360    $   874
                                                 =======    =======
     NET INCOME PER SHARE                        $  0.05    $  0.12
                                                 =======    =======
     WEIGHTED AVERAGE NUMBER OF COMMON SHARES      7,100      7,073
                                                 =======    =======


     See notes to unaudited condensed consolidated financial statements.

                   ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                            April              January
          A S S E T S                      3, 1994             2, 1994
          -----------                      -------             -------
CURRENT ASSETS:
      Cash & temporary cash investments   $ 15,748            $ 23,439
      Restricted cash                       15,765              15,966
      Trade accounts receivable, net
        of reserves of $8,747 and $8,890    49,615              49,995
      Insurance receivable                   6,909               6,621
      Inventories                           61,704              59,548
      Other current assets                   8,290               7,202
                                          --------            --------
         Total current assets              158,031             162,771

PROPERTIES & EQUIPMENT, net of
      accumulated depreciation of
      $96,539 and $94,793                   57,266              58,015

COST IN EXCESS OF NET TANGIBLE
     ASSETS ACQUIRED, net                   11,702              11,879

OTHER ASSETS                                 2,624               2,758
                                          --------            --------
                                          $229,623            $235,423
                                          ========            ========

       See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    April         January
    LIABILITIES AND SHAREHOLDERS' EQUITY           3, 1994        2, 1994
    ------------------------------------         -----------      -------
                                                 (Unaudited)

   CURRENT LIABILITIES:

      Short-term debt and current maturities
         of long-term debt                       $ 20,885         $ 18,430
      Trade accounts payable                       13,971           18,933
      Accrued contingencies covered by insurance    6,909            6,621
      Accrued expenses                             60,220           63,687
                                                 --------         --------
        Total current liabilities                 101,985          107,671

   LONG-TERM DEBT                                 103,095          103,114

   POSTRETIREMENT BENEFITS                         40,972           40,743

   OTHER LIABILITIES                               13,185           13,144

   DEFERRED INCOME TAXES                              847              871
                                                 --------         --------
      Total liabilities                           260,084          265,543

   SHAREHOLDERS' EQUITY (DEFICIT):
      Common stock, $1 par value,
        50,000,000 shares authorized;
        7,107,326 and 7,092,326 shares
        outstanding                                 7,186           7,186
      Additional capital                           78,801          78,700
      Accumulated deficit                        (106,886)       (107,246)
      Foreign currency translation adjustments     (9,483)         (8,666)
      Treasury stock                                  (79)            (94)
                                                 --------        --------
         Total shareholders' equity (deficit)     (30,461)        (30,120)
                                                 --------        --------
                                                 $229,623        $235,423
                                                 ========        ========


     See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                 For the Three Months Ended
                                                    April          April
                                                   3, 1994        4, 1993
                                                   -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                   $   360        $   874
      Adjustments to reconcile net
        income to net cash used in
        perating activities-
              Depreciation and amortization          2,476          2,777
              Stock issued as compensation             116             67
              Change in assets and liabilities-
                   Trade accounts receivable        (1,184)        (1,846)
                   Inventories                      (2,190)          (842)
                   Trade accounts payable and
                     accrued expenses               (7,234)        (6,278)
                   Accrued litigation - Kowin
                     Development                       (89)       (12,871)
                   Postretirement benefits             229            841
                   Other assets                     (1,042)          (354)
                   Other, net                          525            357
                                                   -------        -------
             Net cash used in operating activities  (8,033)       (17,275)
                                                   -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Investment in properties and equipment        (1,714)        (1,903)
      Proceeds from disposition of properties
        and equipment                                   16             79
                                                   -------        -------
      Net cash used in investing activities         (1,698)        (1,824)
                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase (decrease) in short-term debt         8,413         (1,116)
      Decrease in long-term debt                    (6,012)           (11)
      Collateralization of letters of credit            --         (1,450)
      Taxes paid on dividends from foreign
        subsidiaries                                    --         (3,974)
                                                   -------        -------
           Net cash provided by (used in)
             financing activities                    2,401         (6,551)
                                                   -------        -------
EFFECTS OF EXCHANGE RATES ON CASH                     (361)          (100)
                                                   -------        -------

NET DECREASE IN CASH & TEMPORARY
  CASH INVESTMENTS                                  (7,691)       (25,750)

CASH & TEMPORARY CASH INVESTMENTS,
  BEGINNING OF PERIOD                               23,439         46,808
                                                   -------        -------
CASH & TEMPORARY CASH INVESTMENTS,
  END OF PERIOD                                    $15,748        $21,058
                                                   =======        =======

        See notes to unaudited condensed consolidated financial statements.

                       ELJER INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION:

    The condensed consolidated financial statements include the accounts of Eljer Industries, Inc. and its wholly-owned subsidiaries (the "Company") of after the elimination of intercompany transactions and balances.

    Accounting policies used in the preparation of the quarterly condensed consolidated financial statements, except as indicated below, are consistent in all material respects with the accounting policies described in the notes to financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 2, 1994. In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the aforementioned Form 10-K.

     During the first quarter of 1994, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 39 ("FIN 39"). FIN 39 requires the Company to present separately in its balance sheet its contingent liabilities which can be estimated and the related recoverable assets. Accordingly, the accompanying condensed balance sheet as of January 2, 1994, and condensed statement of cash flows for the year ended January 2, 1994, have been reclassified to conform to the 1994 presentation.

      Certain other reclassifications have also been made to the prior year financial statements to conform to the 1994 presentation.

(2)  INVENTORIES:

      Inventories consisted of the following (in thousands):


                                        April                January
                                       3, 1994               2, 1994
                                       -------               -------
      Finished goods                   $36,529               $33,572
      Work in process                    8,121                 8,529
      Raw materials                     17,054                17,447
                                       -------               -------
      Total inventories                $61,704               $59,548
                                       =======               =======


(3)  CONTINGENCIES:

      The Company and certain of its subsidiaries are involved in litigation related to the Qest polybutylene plumbing systems (the "Qest system"), environmental matters, Kowin Development Corporation ("Kowin Development"), shareholder suits and other matters which, if determined adversely to the Company, may have a material adverse effect on its financial condition or results of operations. Reference is made to Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 2, 1994, which is incorporated herein.

(4)  INCOME TAXES:

      The Company's income tax benefit is a result of European and Canadian pretax losses in 1994 and the Company's ability to utilize deferred tax benefits in the United States. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

                              ELJER INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales decreased by approximately $4.8 million to $90.9 million for the three-month period ended April 3, 1994, compared to the three-month period ended April 4, 1993, a 5.0% decrease. The sales decrease resulted primarily from declines in European sales of commercial, industrial and residential chimneys and gas vents due to the deterioration in the European economy, particularly in Germany. In addition, 1993 first quarter sales included approximately $1 million of sales generated at the Company's fiberglass plant, which was sold in the third quarter of 1993.

      Gross profit margin decreased to 26.7% for the three-month period ended April 3, 1994, from 27.2% for the comparable 1993 period. The rise in margins for the Company's plumbing products, due to increased volume, improved product mix and production efficiencies, was more than offset by the reduced level of sales of higher margin European products.

      Total selling and administrative expenses through April 3, 1994, were approximately $702,000 higher for the three-month period then ended, as compared to the 1993 level. The increase resulted primarily from increased research, development and other selling costs related to the implementation of new plumbing products in North America. Litigation costs were approximately $585,000 lower in the first quarter of 1994 compared to 1993.

      Other expense, net was relatively stable, decreasing only $75,000 in the first three months of 1994 as compared to 1993. Interest expense in the first three months of 1994 declined approximately $301,000 over the same period in 1993. This decrease is primarily due to lower borrowing levels related to financing agreements at two of the Company's indirect wholly-owned subsidiaries during the first quarter of 1994 as compared to 1993.

      Income tax expense was reduced from $371,000 for the first three months of 1993 to a benefit of $764,000 for the same period in 1994 due to European and Canadian pretax losses in the 1994 quarter, and the Company's ability to utilize deferred tax benefits in the United States.

LIQUIDITY AND CAPITAL RESOURCES

      The net cash used in operating activities of $8.0 million for the three months ended April 3, 1994, was $9.2 million less than the net cash used in operating activities for the comparable 1993 period. The cash usage in 1993 included a deposit of approximately $12.6 million in lieu of an appeal bond for the previously disclosed Kowin Development litigation, in addition to other costs and fees associated with this lawsuit. The cash usage in the first quarters of 1994 and 1993 included payments previously accrued of approximately $4.2 million and $4.0 million, respectively, to customers under purchase incentive programs.

      Capital expenditures for the first three months of 1994 were $1.7 million, primarily for the replacement and improvement of capital equipment at various locations.

      The Company experienced an increase in short-term borrowings during the first quarter of 1994 related mainly to revolving debt at the Company's indirect, wholly-owned subsidiary, United States Brass Corporation
("U.S. Brass") and the Company's Selkirk subsidiaries in Europe. The Company reduced its long-term borrowings by $6.0 million due to the principal repayment required under the First Amendment to Amended and Restated Credit Agreement
(the "Amendment") as discussed in the Company's Annual Report on Form 10-K for the year ended January 2, 1994. Under the terms of the Amendment, $2.0 million, $4.0 million and $11.0 million principal payments are scheduled for October
5, 1994, December 30, 1994 and December 29, 1995, respectively, with the balance becoming due at the April 30, 1996 maturity date. The Company will be working toward some manner of debt restructuring prior to the maturity of the Amendment in April 1996. Neither the Company nor any of it subsidiaries has any commitment with respect to restructurings or other sources of financing and there can be no assurance that any such commitments can be obtained prior to the maturity of the Amendment.

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

      As previously disclosed in the Company's Form 10-K for the year ended January 2, 1994, on February 4, 1994, Shell Chemical Company and Celanese Specialty Resins, a unit of Hoechst Celanese Corporation ("Celanese") notified U.S. Brass that they believe they have made expenditures on behalf of U.S. Brass totaling approximately $35.3 million in claims settlements and related administrative costs of the toll free telephone service operated by them to handle calls from homeowners who have Qest systems which have experienced failures. However, insufficient information supporting this amount has been provided to U.S. Brass, and when and if sufficient information is ultimately provided, U.S. Brass believes that it has grounds to seek substantial reductions in any such amount or to avoid any liability for such demands. U.S. Brass is unable to estimate the potential liability, if any, for which it may ultimately be responsible. Any such liability should be covered by its general liability insurance. See also "Legal Proceedings" in Part II -- Other Information, Item 1 in this Report and Note (13) to the Company's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 2, 1994.

      The Company believes that if it continues to be exposed to protracted litigation or suffers adverse court verdicts in Qest system lawsuits discussed in "Legal Proceeings" below, including the possibility of punitive damage awards for which insurance coverage may not be available, and if the Company does not receive complete and timely reimbursement from its excess insurance carriers, or obtain interim funding arrangements from its insurers, payments of such litigation costs may materially and adversely affect its liquidity.

      Although the Company continues to believe that the Qest system liabilities are substantially covered by insurance, it is also exploring other means of resolving the polybutylene-related liabilities. It is continuing to press its suit against its former parent company, Household International, Inc. ("Household"), and is seeking to hold Household responsible for a portion of these liabilities, in addition to other damages. Further, the Company is exploring other options including the reorganization of U.S. Brass under federal bankruptcy laws. Such a proceeding could provide a means of maximizing the return to creditors of U.S. Brass and systematically resolving the issues raised in the polybutylene-related litigation. Under the terms of the Amendment (discussed above), the filing of such a proceeding no longer constitutes an event of default under the Credit Agreement. See Notes (13) and (14) to the Consolidated Financial Statements of the Company in the Company's Annual Report on Form 10-K for the year ended January 2, 1994.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements of the Company in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, as filed with the Securities and Exchange Commission, which are made a part hereof by this reference.

      U.S. Brass is a defendant together, in some cases with the Company, Household, Eljer Manufacturing, Inc. ("Eljer Manufacturing") and Qest Products Inc., in a number of lawsuits filed by homeowners, homeowner associations, developers, builders and plumbing contractors which involve the Qest polybutylene plumbing system manufactured and sold by U.S. Brass or a predecessor company. As of March 31, 1994, 108 lawsuits involving approximately 30,000 residential claims remain pending, not including purported class members in Arizona, California and Nevada.

      On May 16, 1994, the Company announced that Shell Oil Company ("Shell") had filed suit in New Jersey state court against Household, the Company, Eljer Manufacturing and U.S. Brass alleging that U.S. Brass breached its obligations under a sharing agreement with Shell for handling Qest system claims and liabilities. This suit also alleges that Household intentionally stripped the Company and U.S. Brass of assets in connection with the spin-off of the Company by Household in 1989 and thereby rendered U.S. Brass incapable of meeting its obligations under the sharing agreement. Shell asserts claims of breach of contract, fraud, negligent misrepresentation, contribution and indemnity and alter-ego claims. In addition, Shell seeks compensator and punitive damages and a declaration that Household, the Company and Eljer Manufacturing are liable for all obligations of U.S. Brass to Shell. As previously reported, a similar action against Household, Eljer Manufacturing and U.S. Brass was filed in December, 1993 by Celanese in the same court. Shell, Celanese, the Company and its subsidiaries are defendants in a number of lawsuits filed by homeowners, developers, builders and plumbing contractors which involve the Qest system manufactured and sold by U.S. Brass. In defending these actions, the defendants are also litigating their respective responsibility and liability for the alleged defects in the plumbing system.

      As previously reported, the Company is involved in a number of insurance coverage lawsuits presently pending in federal and state courts with respect to the polybutylene plumbing litigation. The Company filed suit in July 1993 in federal court in Illinois against 18 insurance companies seeking declaratory relief that each of the defendants is obligated to defend and indemnify the Company and its subsidiaries, Eljer Manufacturing and U.S. Brass, for lawsuits arising from the installation and use of polybutylene plumbing systems manufactured and sold by U.S. Brass. The Company also seeks monetary damages from the insurance companies for failing to defend and indemnify the Company and its subsidiaries in the polybutylene plumbing system cases. A number of insurers have moved to dismiss the Company's suit or to refer the matter to the Illinois state court.

      On May 16, 1994, the Company reported that the federal magistrate judge has recommended to the federal district judge that the Company's suit be dismissed on jurisdictional grounds. The magistrate judge, without considering the merits, concluded that insurance carriers not named in the suit are indispensable parties, and that if added to the suit, federal court jurisdiction based on diversity would not exist. The Company disagrees with the magistrate judge's recommendation and is considering the various responses which are available to it.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   None

      (b)   Reports on Form 8-K

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

            Subsequent Reports on Form 8-K

            None

SIGNATURES:

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ELJER INDUSTRIES, INC.


     Date   May 17, 1994                        By  /s/  Henry W. Lehnerer
          ----------------                         ------------------------
                                                   Henry W. Lehnerer
                                                   Vice President -
                                                   Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)