Form 10-Q
period 1994-07-03
ELJER INDUSTRIES INC
filed 1994-08-16
CIK 846657

                               FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended July 3, 1994

                                        OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ________ to ________

                     Commission File Number 0-10181

                         ELJER INDUSTRIES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         Delaware                                     75-2270874
- - ------------------------                      --------------------------
(State of Incorporation)                      (I.R.S. Employer I.D. No.)

17120 Dallas Parkway,  Dallas, Texas                75248
- - ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (214) 407-2600
                                                    ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X      No _____

At August 8, 1994 there were 7,129,626 shares of registrant's common stock outstanding.

                ELJER INDUSTRIES, INC.
                 ----------------------

                       FORM 10-Q
                       ---------
                     July 3, 1994
                     ------------

                         INDEX
                         -----

PART I--FINANCIAL INFORMATION


    ITEM 1--FINANCIAL STATEMENTS

       Condensed Consolidated Statements of Income for the six
            months ended July 3, 1994 and July 4, 1993
       Condensed Consolidated Statements of Income for the three
            months ended July 3, 1994 and July 4, 1993
       Condensed Consolidated Balance Sheets
       Condensed Consolidated Statements of Cash Flows
       Notes to Unaudited Condensed Consolidated Financial
            Statements


  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


PART II--OTHER INFORMATION


  ITEM 1--LEGAL PROCEEDINGS

  ITEM 2--CHANGES IN SECURITIES

  ITEM 3--DEFAULTS UPON SENIOR SECURITIES

  ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ITEM 5--OTHER INFORMATION

  ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                 ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                 ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               -------------------------------------------
                              (Unaudited)
                              -----------
                 (In thousands, except per share amounts)
                 ----------------------------------------

                                                   For the Six Months Ended
                                                   ------------------------
                                                      July        July
                                                     3, 1994     4, 1993
                                                     -------     -------
NET SALES                                           $194,231    $180,155

COST OF SALES                                        142,528     130,137
                                                    --------    --------
GROSS PROFIT                                          51,703      50,018

SELLING & ADMINISTRATIVE EXPENSES                     40,325      38,360

LITIGATION COSTS                                       3,271       3,738
                                                    --------    --------
INCOME FROM OPERATIONS                                 8,107       7,920

OTHER EXPENSE, net                                       757         799

INTEREST INCOME                                          743         800

INTEREST EXPENSE                                       6,399       7,485
                                                    --------    --------
INCOME BEFORE INCOME TAXES                             1,694         436

INCOME TAX (BENEFIT) EXPENSE                          (1,052)      1,008
                                                    --------    --------
NET INCOME (LOSS)                                   $  2,746    $   (572)
                                                    ========    ========
NET INCOME (LOSS) PER SHARE                         $   0.39    $  (0.08)
                                                    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES               7,110       7,078
                                                    ========    ========

     See notes to unaudited condensed consolidated financial statements.

                  ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (Unaudited)
                                 -----------
                   (In thousands, except per share amounts)
                   ----------------------------------------

                                                 For the Three Months Ended
                                                 --------------------------
                                                      July        July
                                                     3, 1994     4, 1993
                                                     -------     -------
NET SALES                                           $103,356     $84,507

COST OF SALES                                         75,921      60,519
                                                    --------     -------
GROSS PROFIT                                          27,435      23,988

SELLING & ADMINISTRATIVE EXPENSES                     20,415      19,152

LITIGATION COSTS                                       1,911       1,793
                                                    --------     -------
INCOME FROM OPERATIONS                                 5,109       3,043

OTHER EXPENSE, net                                       432         399

INTEREST INCOME                                          367         278

INTEREST EXPENSE                                       2,946       3,731
                                                    --------     -------
INCOME (LOSS) BEFORE INCOME TAXES                      2,098        (809)

INCOME TAX (BENEFIT) EXPENSE                            (288)        637
                                                    --------     -------
NET INCOME (LOSS)                                   $  2,386     $(1,446)
                                                    ========     =======
NET INCOME (LOSS) PER SHARE                         $   0.34     $ (0.20)
                                                    ========     =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES               7,121       7,081
                                                    ========     =======

    See notes to unaudited condensed consolidated financial statements.

                   ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                (In thousands)
                                --------------

                                                     July        January
          A S S E T S                               3, 1994      2, 1994
          -----------                               -------      -------
                                                  (Unaudited)
CURRENT ASSETS:
    Cash & temporary cash investments             $ 20,861       $ 23,439
    Restricted cash                                 16,038         15,966
    Trade accounts receivable, net of
      reserves of $8,872 and $8,890                 58,196         49,995
    Insurance receivable                             7,729          6,621
    Inventories                                     61,027         59,548
    Other current assets                             8,053          7,202
                                                  --------       --------
       Total current assets                        171,904        162,771

PROPERTIES & EQUIPMENT, net of accumulated
   depreciation of $98,254 and $94,793              57,844         58,015

COST IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, net                                     11,501         11,879

OTHER ASSETS                                         3,020          2,758
                                                  --------       --------
                                                  $244,269       $235,423
                                                  ========       ========

      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share amounts)


                                                     July        January
LIABILITIES AND SHAREHOLDERS' EQUITY                3, 1994      2, 1994
- - ------------------------------------                -------      -------
                                                  (Unaudited)
CURRENT LIABILITIES:
     Short-term debt and current maturities
       of long-term debt                          $ 22,978       $ 18,430
     Trade accounts payable                         14,680         18,933
     Prepetition liabilities subject to compromise  18,616             --
     Accrued contingencies covered by insurance      2,669          6,621
     Accrued expenses                               53,536         63,687
                                                  --------       --------
       Total current liabilities                   112,479        107,671

LONG-TERM DEBT                                     102,554        103,114

POSTRETIREMENT BENEFITS                             41,432         40,743

OTHER LIABILITIES                                   13,131         13,144

DEFERRED INCOME TAXES                                  876            871
                                                  --------       --------
      Total liabilities                            270,472        265,543

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $1 par value,
       50,000,000 shares authorized;
       7,129,626 and 7,092,326 shares
       outstanding                                   7,186          7,186
     Additional capital                             78,936         78,700
     Accumulated deficit                          (104,500)      (107,246)
     Foreign currency translation adjustments       (7,768)        (8,666)
     Treasury stock                                    (57)           (94)
                                                  --------       --------
      Total shareholders' equity (deficit)         (26,203)       (30,120)
                                                  --------       --------
                                                  $244,269       $235,423
                                                  ========       ========

      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (Unaudited)
                                 -----------
                                (In thousands)
                                --------------

                                                  For the Six Months Ended
                                                  ------------------------
                                                     July         July
                                                    3, 1994     4, 1993
                                                    -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                              $  2,746    $   (572)
     Adjustments to reconcile net income to
       net cash used in operating activites-
          Depreciation and amortization                5,171       5,202
          Loss (gain) on disposition of fixed assets     283         (28)
          Stock issued as compensation                   273         180
          Change in assets and liabilities-
              Trade accounts receivable              (10,762)      1,073
              Inventories                               (908)     (2,864)
              Trade accounts payable and accrued
                expenses                                 559     (10,931)
              Accrued litigation - Kowin Development   2,053     (12,871)
              Postretirement benefits                    689       1,566
              Other assets                            (1,761)     (1,619)
              Other, net                                 711         813
                                                    --------    --------
          Net cash used in operating activities         (946)    (20,051)
                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in properties and equipment           (4,943)     (3,236)
     Proceeds from disposition of properties
       and equipment                                     196          95
                                                    --------    --------
          Net cash used in investing activities       (4,747)     (3,141)
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt           10,296      (2,623)
     Decrease in long-term debt                       (6,547)       (413)
     Collateralization of letters of credit             (533)     (1,450)
     Taxes paid on dividends from foreign
       subsidiaries                                       --      (3,974)
                                                    --------    --------
          Net cash provided by (used in)
             financing activities                      3,216      (8,460)
                                                    --------    --------
EFFECTS OF EXCHANGE RATES ON CASH                       (101)     (1,195)
                                                    --------    --------
NET DECREASE IN CASH & TEMPORARY
   CASH INVESTMENTS                                   (2,578)    (32,847)

CASH & TEMPORARY CASH INVESTMENTS,
   BEGINNING OF PERIOD                                23,439      46,808
                                                    --------    --------
CASH & TEMPORARY CASH INVESTMENTS,
   END OF PERIOD                                     $20,861    $ 13,961
                                                    ========    ========

    See notes to unaudited condensed consolidated financial statements.

                 ELJER INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION:
     ---------------------

     The condensed consolidated financial statements include the accounts of Eljer Industries, Inc. and its wholly-owned subsid-iaries (the "Company") after the elimination of intercompany transactions and balances.

     Accounting policies used in the preparation of the quarterly condensed consolidated financial statements, except as indicated below, are consistent in all material respects with the accounting policies described in the notes to financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 2, 1994. In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not neces-sarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the aforementioned Form 10-K.

     During the first quarter of 1994, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 39 ("FIN 39"). FIN 39 requires the Company to present separately in its balance sheet its contingent liabilities which can be estimated and the related recoverable assets. Accordingly, the accompanying condensed balance sheet as of January 2, 1994, and condensed statement of cash flows for the year ended January 2, 1994, have been reclassified to conform to the 1994 presentation. In addition, approximately $5.1 million of accrued contingencies covered by insurance are included in prepetition liabilities subject to compromise as of July 3, 1994 (see Note (2) for additional discussion).

     Certain other reclassifications have also been made to the prior year financial statements to conform to the 1994 presentation.

(2)  BANKRUPTCY OF AN INDIRECT WHOLLY-OWNED SUBSIDIARY:
     -------------------------------------------------

     As discussed in the Company's Report on Form 8-K dated May 27, 1994, on May 23, 1994 (the "Petition Date"), United States Brass Corporation ("U.S. Brass"), an indirect, wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The purpose of the filing is to resolve systematically the issues raised in the Celcon/Qest polybutylene plumbing system (the "Qest System") and related litigation and to seek confirmation of a plan of reorganization which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest System. Pursuant to the Bankruptcy Code, U.S. Brass is conducting its business and affairs as a debtor-in-possession by its officers and directors, subject to the supervision and orders of the Bankruptcy Court.

     Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected in the July 3, 1994 balance sheet as "prepetition liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. See Note (4) for additional discussion. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing, Inc. ("Eljer Manufacturing") and an affiliated Canadian company and, at July 3, 1994, U.S. Brass was in a net creditor position of approximately $1.6 million.

     Selected financial data for U.S. Brass as of July 3, 1994 and January 2, 1994 and the six-month periods ended July 3, 1994 and July 4, 1993 are as follows (in thousands):

                                        For the Six Months Ended
                                        ------------------------
                                          July 3,        July 4,
                                           1994           1993
                                          -------        -------
Net Sales to Customers                    $41,813        $34,642
Sales to Affiliates                         7,529          8,921
Income from Operations                      2,409          1,317
Income Before Income Taxes                  1,774            830
Net Income                                  1,040            384

Cash (Used in) Provided by Operating
   Activities                              (6,185)           152
Cash Used in Investing Activities          (1,191)          (516)
Cash Provided by Financing Activities       8,019            982
Total Cash Flow                               643            618


                                           As of July     As of January
                                             3, 1994         2, 1994
                                           ----------     -------------

Total Current Assets                        $42,581          $35,194
Total Assets                                 58,331           51,363
Total Liabilities                            35,490           29,562
Total Shareholders' Equity                   22,841           21,801


Reorganization items for the periods presented are not material to the financial condition of U.S. Brass.

(3)  INVENTORIES:

     Inventories consisted of the following (in thousands):

                                         July        January
                                        3, 1994      2, 1994
                                        -------      -------
Finished goods                          $34,649      $33,572
Work in process                           8,404        8,529
Raw materials                            17,974       17,447
                                        -------      -------
Total inventories                       $61,027      $59,548
                                        =======      =======

(4)  CONTINGENCIES:

     U.S. BRASS

     On May 23, 1994, U.S. Brass filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues raised in the Qest System and related litigation and to seek confirmation of a plan of reorganization which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest System. Pursuant to the Bankruptcy Code, U.S. Brass is conducting its business and affairs as a debtor-in-possession by its officers and directors, subject to the supervision and orders of the Bankruptcy Court.

     By reason of the filing of its voluntary Chapter 11 petition, U.S. Brass is the subject of an automatic stay, applicable to all entities, of certain litigation and other action directed at U.S. Brass or its property. Among other things, the automatic stay applies to the commencement or continuation, including the issuance or employment of process, of judicial, administrative or other actions or proceedings against U.S. Brass that were or could have been commenced before the commencement of the Chapter 11 case, or to recover a claim against U.S. Brass that arose before the commencement of the case. The automatic stay also applies to any act to obtain possession of property of the estate in the bankruptcy of U.S. Brass or to exercise control over property of the estate. Creditors and other persons affected by the automatic stay have the right to seek relief from the stay by making a motion to the Bankruptcy Court. U.S. Brass believes the automatic stay extends also to claims made in those lawsuits against the Company, Eljer Manufacturing and Household International, Inc. ("Household") based upon alter ego and related theories of liability. U.S. Brass contends that under bankruptcy law, such claims are property of U.S. Brass by reason of its Chapter 11 filing.

     On May 27, 1994, a committee of unsecured creditors consisting of lawyers representing various plaintiffs in pending Qest System litigation against U.S. Brass was appointed in the Chapter 11 case.

     On June 3, 1994, a separate committee of unsecured creditors was appointed consisting of trade creditors of U.S. Brass. The committees have each retained counsel and have the right to seek to retain other professional persons. Subject to approval of the Bankruptcy Court, payment of compensation and reimbursement of expenses of these counsel and other professionals will be made by U.S. Brass.

     Following the Petition Date, a number of individual lawsuits against the Company, Eljer Manufacturing, U.S. Brass and other defendants involving Qest Systems were removed from state courts to bankruptcy courts for the districts in which the state court actions were pending. U.S. Brass has opposed the removal of these actions at the present time and supported remand of the lawsuits to state court. On July 7, 1994, the United States District Court for the Southern District of California issued a decision in certain removed Qest System lawsuits remanding the litigation to California state court. Certain other removed Qest System lawsuits are awaiting disposition on removal, transfer and remand motions in the Bankruptcy Court.

     Also following the Petition Date, the Company, U.S. Brass and Eljer Manufacturing commenced an adversary proceeding in the Bankruptcy Court for declaratory and other relief against their liability insurance carriers that provided coverage with respect to Qest System liabilities. U.S. Brass also removed pending state court litigation in Illinois brought by a number of these insurers to the bankruptcy court in the Northern District of Illinois, and currently is seeking the transfer of all Qest System insurance coverage litigation to the Bankruptcy Court.

     On June 27, 1994, U.S. Brass filed a motion with the Bankruptcy Court for the appointment of an examiner in its Chapter 11 case to investigate the merits and value, if any, of certain Qest System claims against the Company, Eljer Manufacturing and Household based upon alter ego and related theories of liability. U.S. Brass contends that under bankruptcy law, such claims are property of U.S. Brass by reason of its Chapter 11 filing. In the motion, U.S. Brass submits that a prompt, independent investigation of the merits and value, if any, of such claims is essential to the formulation of a plan of reorganization for U.S. Brass. U.S. Brass believes that the derivative Qest System claims have no merit and no economic value, but recognizes that because its parent companies are current and potential defendants with respect to such claims, an independent investigation would be appropriate.

     The Company believes that any attempts to disregard the corporate separateness of U.S. Brass, Eljer Manufacturing and the Company, and any direct claims that may be asserted against the Company and Eljer Manufacturing relating to the Qest System cases, would be without merit, and the Company would vigorously contest any such claims. However, if any such derivative and/or direct claims were successfully asserted against the Company or Eljer Manufacturing during the pendency of the U.S. Brass bankruptcy proceeding, it could, depending upon the availability of insurance coverage for costs and indemnity, have a material adverse effect on the Company's liquidity and financial condition and on its ability to continue to meet its financial obligations. No assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass and the Company would be.

     OTHER

     On June 10, 1994, the United States Supreme Court denied the petition for certiorari filed by Eljer Manufacturing in the previously disclosed Kowin Development Company ("Kowin") litigation. The litigation resulted from a failed manufacturing joint venture in the People's Republic of China. On June 30, 1994, a final judgment was entered and Kowin was paid approximately $11.6 million of the $13.2 million cash bond previously posted by Eljer Manufacturing for any payments it might ultimately owe in this litigation. The amount of the judgment and related costs were included in a charge against earnings in 1992. Two related lawsuits, as discussed in Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 2, 1994, remain pending.

     Reference is made to Note (13) "Contingencies" and Note (14)
"Relationship with Household" to the Consolidated Financial
Statements in the Company's Annual Report on Form 10-K for the year ended January 2, 1994, as filed with the Securities and Exchange
Commission.

(5)  INCOME TAXES:
     ------------

     The Company's income tax benefit is a result of European and Canadian pretax losses in 1994 and the Company's utilization of previously reserved deferred tax benefits in the United States.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

Results of Operations
- - ---------------------

     Net sales increased by approximately $14.1 million to $194.2 million for the six-month period ended July 3, 1994, compared to the six-month period ended July 4, 1993, a 7.8% increase. Net sales increased by approximately $18.8 million, or 22.3% for the three-month period ended July 3, 1994, compared to the same period in 1993. The significant increase is the result of strong performances in substantially all North American markets where the Company benefitted from an improving housing economy and has further penetrated its traditional channels of distribution and retail chains. Sales of products in North America in the first half of 1994 increased $18.6 million over the first half of 1993.

     Gross profit margin decreased to 26.6% for the six-month period ended July 3, 1994, from 27.8% for the comparable 1993 period and decreased to 26.5% for the second quarter of 1994 compared to 28.4% for the same period in 1993. These declines were the result of a significant reduction in the level of sales of higher margin products in Europe, where the market has remained soft. The Company is in the process of reengineering the European operations to reduce costs and anticipates that the benefits of these changes may be realized as early as the fourth quarter of 1994. Gross profit margins in North America improved to 25.9% in the first six months of 1994 from 24.6% in the 1993 period.

     Total selling and administrative expenses through July 3, 1994, were $2.0 million and $1.3 million higher, respectively, for the six-month and three-month periods then ended, as compared to the 1993 levels. The increases resulted primarily from higher research, development and selling costs related to the implementation of new plumbing products in North America and higher sales commissions due to the increased level of sales volume in that market. Litigation costs were approximately $467,000 lower in the first six months of 1994 compared to the same period in 1993 due to the settlement of certain 1993 legal issues and the Company's ongoing efforts to control litigation costs. However, litigation costs are expected to increase in the second half of 1994 due to the bankruptcy filing of U.S. Brass.

     Other expense, net, remained relatively stable, declining only $42,000 in the first six months of 1994 compared to the same period in 1993, and increasing $33,000 in the second quarter of 1994 over the 1993 quarter. Interest expense in the first six months of 1994 decreased $1.1 million or 14.5% from the 1993 period. The decrease is due to the April 1994 expiration of an unfavorable interest rate swap agreement. Interest expense related to the swap agreement was approximately $1.3 million in the first six months of 1994 and approximately $2.2 million in the first six months of 1993.

     Income tax expense was reduced from $1.0 million and $637,000 in the first six months and second quarter of 1993, respectively, to tax benefits of $1.1 million and $288,000 for the comparable 1994 periods. This was due to European and Canadian pretax losses in 1994 and the Company's utilization of previously reserved deferred tax benefits in the United States.

Liquidity and Capital Resources
- - -------------------------------

     The net cash used in operating activities of $946,000 for the six months ended July 3, 1994, was $19.1 million less than the net cash used in operating activities for the comparable 1993 period. The cash usage in the 1993 period included a deposit of approximately $12.6 million in lieu of an appeal bond for the previously disclosed Kowin litigation, in addition to other costs and fees associated with this lawsuit. On June 30, 1994, following refusal of the United States Supreme Court to review the opinion of the Appeals Court, a final judgment was entered in this suit, approximately $11.6 million was paid to Kowin and approximately $2.1 million of related amounts previously paid, including interest thereon, was reimbursed to the Company.

     Capital expenditures for the first six months of 1994 were $4.9 million, primarily for the replacement and improvement of capital equipment at various locations.

     The Company experienced an increase in short-term borrowings during the first half of 1994 related mainly to revolving debt at the Company's indirect, wholly-owned subsidiary, U.S. Brass and the Company's Selkirk subsidiaries in Europe. The Company reduced its long-term borrowings by $6.5 million due primarily to the principal repayment required under the First Amendment to Amended and Restated Credit Agreement (the "Amendment") as discussed in the Company's Annual Report on Form 10-K for the year ended January 2, 1994. Under the terms of the Amendment, $2.0 million, $4.0 million and $11.0 million principal payments are scheduled for October 5, 1994, December 30, 1994 and December 29, 1995, respectively, with the balance becoming due at the April 30, 1996 maturity date. The Company will be working toward some manner of debt restructuring prior to the maturity of the Amendment in April 1996. Neither the Company nor any of it subsidiaries has any commitment with respect to restructurings or other sources of financing and there can be no assurance that any such commitments can be obtained prior to the maturity of the Amendment.

     In connection with the Amendment, the maturity date related to the accounts receivable sale program was accelerated to September 30, 1994. The Company is currently having discussions with other potential lenders to replace this facility and, while there can be no assurance in this regard, anticipates it will be successful.
The structure of a new facility may be different from that of the current program.

     As discussed in the Company's Report on Form 8-K dated May 27, 1994, and in Note (2) to the Condensed Consolidated Financial Statements in Item 1, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy
Code.    On June 28, 1994, U.S. Brass obtained a final order from
the Bankruptcy Court authorizing U.S. Brass to enter into a debtor-in-possession financing agreement (the "DIP Financing Agreement") with Congress Financial Corporation (Southwest) ("Congress"), which had provided secured financing for working capital purposes prior to the Petition Date. Pursuant to the DIP Financing Agreement, Congress has agreed to provide loans and advances in an amount not to exceed $20 million when added to the outstanding amount of advances made by Congress prior to the Petition Date. As of July 3, 1994, the outstanding principal amount of such advances was approximately $12.0 million. As security for the financing under the DIP Financing Agreement, the Bankruptcy Court authorized U.S. Brass to grant first priority liens and security interests to Congress over certain present and future accounts receivable and inventory of U.S. Brass generated on and after the Petition Date and certain other assets. U.S. Brass believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and restructuring expenses during the pendency of its reorganization proceedings. During the pendency of its reorganization proceedings, U.S. Brass intends to pay all post-Petition Date operating expenses (including trade obligations) in the ordinary course of business.

     U.S. Brass believes that a substantial portion of its non-trade prepetition liabilities are covered by insurance. However, U.S. Brass is currently unable to estimate the potential liability, if any, for which it may ultimately be responsible. If the ultimate liability exceeds available insurance coverage and the Company is found to be either directly or indirectly responsible under an alter ego or related theory of liability, it could have a material and adverse impact on the Company's liquidity and financial condition and on its ability to continue to meet its financial obligations. No assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass and the Company would be. (See also Note (4) to the Condensed Consolidated Financial Statements in Part I, Item 1 in this report and Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 2, 1994.)

PART II--OTHER INFORMATION
- - --------------------------

Item 1.    LEGAL PROCEEDINGS
           -----------------
     See Note (4) to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report and Note (13) "Contingencies and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, as filed with the Securities and Exchange Commission, which are made a part hereof by this reference.

     On June 1, 1994, a federal district judge in Oklahoma City, Oklahoma, entered an order denying U.S. Brass' motions for judgment notwithstanding verdict and for a new trial in a previously-announced lawsuit involving a modified "crimping tool" used in the installation of the Qest Systems. A jury in 1993 had returned a judgment in the amount of $1.2 million against U.S. Brass. Plaintiffs' request for approximately $450,000 in lawyers fees has not been ruled upon by the court. U.S. Brass believes that the judgment is erroneous and has filed its notice of appeal with the Court of Appeals for the 10th Circuit.

     As discussed in Note (4) to the Condensed Consolidated Financial Statements in Part I, Item 1, on June 10, 1994, the United States Supreme Court denied the petition for certiorari filed by Eljer Manufacturing in the previously disclosed Kowin litigation. The litigation resulted from a failed manufacturing joint venture in the People's Republic of China. On June 30, 1994, a final order was entered and Kowin was paid approximately $11.6 million of the $13.2 million bond previously posted by Eljer Manufacturing for any payments it might ultimately owe in this litigation. The award and related costs were included in a charge against earnings in 1992. Two related lawsuits, as discussed in Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 2, 1994, remain pending.

     The Consumer Product Safety Commission ("CPSC") has initiated an investigation under Section 15 of the Consumer Product Safety Act as to whether a vent pipe product manufactured by Plexco Performance Pipe Division-Chevron Chemical Company poses a substantial product hazard under the Act. The vent is used to exhaust combustion gases from mid- and high-efficiency small water boilers and central heating furnaces. Eljer Manufacturing's Selkirk division ("Selkirk") distributed the Plexco vent pipe from mid-1990 until the end of 1993. Selkirk then began manufacturing and selling a vent pipe product in January, 1994. Selkirk has responded to an informal request for information from the CPSC and has also sent samples, as requested, of its own vent pipe product. The status, as well as the scope and extent of the CPSC investigation are unknown. However, by law, the CPSC may direct repair, replacement or refund of any product that it believes poses a substantial product hazard. Selkirk believes that its vent product does not exhibit the same characteristics as the Plexco product, but is continuing to test and monitor its product.

Item 2.    CHANGES IN SECURITIES
           ---------------------

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

          (a) The annual meeting of shareholders of the Company was held at 9:00 a.m., local time, on Tuesday, June 21, 1994 in Addison, Texas.

          (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominee as listed in the proxy statement and such nominee was duly elected.

          (c) Out of a total of 7,107,326 shares of common stock of the Company outstanding and entitled to vote, 6,314,836 shares were present in person or by proxy, representing approximately 89%. Matters voted on by the shareholders, as fully described in the proxy statement for the annual meeting, were as follows:

               (1) C.A. Rundell, Jr. was nominated to serve a three-year term on the Board of Directors of the Company. The results of voting on Messr.
                    Rundell were as follows:

                                                 Number of Shares
                   Number of Shares           WITHHOLDING AUTHORITY
                  Voting FOR Election          to Vote for Election
                      as Director                  as Director
                  -------------------         ----------------------
                      6,143,732                      171,104

               (2) Shareholders also voted on a proposal to ratify the appointment of Arthur Andersen & Co. as the independent auditors of the Company. There were no broker nonvotes with respect to this matter. The results of voting were as follows:

           For - 6,239,476  Against - 41,115   Withhold Authority - 34,245

Item 5.   OTHER INFORMATION
          -----------------

          None


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          A report on Form 8-K was filed on May 27, 1994, related to the announcement that U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. See Note (2) and Note (4) to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

          Subsequent Reports on Form 8-K:

          None

SIGNATURES:

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELJER INDUSTRIES, INC.


Date       August 16, 1994         By  /s/  Henry W. Lehnerer
     -------------------------        ---------------------------
                                      Henry W. Lehnerer
                                      Vice President - Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)