Form 10-Q
period 1994-10-02
ELJER INDUSTRIES INC
filed 1994-11-16
CIK 846657

                               FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)
 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 2, 1994

                                   OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from            to

                     Commission File Number 0-10181

                         ELJER INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)

         Delaware                             75-2270874
(State of Incorporation)                          (I.R.S. Employer I.D. No.)

      17120 Dallas Parkway,  Dallas, Texas                   75248
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (214) 407-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
                    Yes   X      No _____
At November 7, 1994 there were 7,129,626 shares of registrant's common stock outstanding.

                     ELJER INDUSTRIES, INC.


                      FORM 10-Q

                      October 2, 1994


                      INDEX


                      PART I--FINANCIAL INFORMATION


  ITEM 1--FINANCIAL STATEMENTS

       Condensed Consolidated Statements of Income for the nine months ended October 2, 1994 and October 3, 1993
       Condensed Consolidated Statements of Income for the three months ended October 2, 1994 and October 3, 1993
       Condensed Consolidated Balance Sheets
       Condensed Consolidated Statements of Cash Flows
       Notes to Unaudited Condensed Consolidated Financial Statements


  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


PART II--OTHER INFORMATION


  ITEM 1--LEGAL PROCEEDINGS

  ITEM 2--CHANGES IN SECURITIES

  ITEM 3--DEFAULTS UPON SENIOR SECURITIES

  ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ITEM 5--OTHER INFORMATION

  ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                    (In thousands, except per share amounts)

                                                 For the Nine Months Ended
                                                     October     October
                                                     2, 1994     3, 1993
NET SALES                                          $302,103     $283,120

COST OF SALES                                       218,378      204,238
                                                   --------     --------

GROSS PROFIT                                         83,725       78,882

SELLING & ADMINISTRATIVE EXPENSES                    61,701       58,094

LITIGATION COSTS                                      5,935        4,399
                                                   --------     --------
INCOME FROM OPERATIONS                               16,089       16,389

OTHER EXPENSE, net                                    1,109        1,095

INTEREST INCOME                                       1,182        1,029

INTEREST EXPENSE                                      9,246       11,119
                                                   --------     --------
INCOME BEFORE INCOME TAXES                            6,916        5,204

INCOME TAX (BENEFIT) EXPENSE                            (95)       2,640
                                                   --------     --------
NET INCOME                                         $  7,011     $  2,564
                                                   ========     ========
EARNINGS PER SHARE                                 $    .99     $    .36
                                                   ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES              7,117        7,083
                                                   ========     ========

     See notes to unaudited condensed consolidated financial statements.

                   ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                                 For the Three Months Ended
                                                     October     October
                                                     2, 1994     3, 1993

NET SALES                                           $107,872     $102,965

COST OF SALES                                         75,850       74,101
                                                    --------     --------
GROSS PROFIT                                          32,022       28,864

SELLING & ADMINISTRATIVE EXPENSES                     21,376       19,734

LITIGATION COSTS                                       2,664          661
                                                    --------     --------
INCOME FROM OPERATIONS                                 7,982        8,469

OTHER EXPENSE, net                                       352          296

INTEREST INCOME                                          439          229

INTEREST EXPENSE                                       2,847        3,634
                                                    --------     --------
INCOME BEFORE INCOME TAXES                             5,222        4,768

INCOME TAX EXPENSE                                       957        1,632
                                                    --------     --------
NET INCOME                                          $  4,265     $  3,136
                                                    ========     ========
EARNINGS PER SHARE                                  $    .60     $    .44
                                                    ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES               7,130        7,092
                                                    ========     ========

      See notes to unaudited condensed consolidated financial statements.

                   ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)




                                                    October      January
          A S S E T S                               2, 1994      2, 1994
                                                  (Unaudited)
CURRENT ASSETS:
   Cash & temporary cash investments               $ 24,386     $ 23,439
   Restricted cash                                   17,182       15,966
   Trade accounts receivable, net of
       reserves of $8,511 and $8,890                 66,353       49,995
   Insurance receivable                               5,178        6,621
   Inventories                                       62,282       59,548
   Other current assets                               6,507        7,202
                                                   --------     --------
       Total current assets                         181,888      162,771

PROPERTIES & EQUIPMENT, net of accumulated
  depreciation of $101,028 and $94,793               58,953       58,015

COST IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, net                                      11,447       11,879

OTHER ASSETS                                          3,054        2,758
                                                   --------     --------
                                                   $255,342     $235,423
                                                   ========     ========



      See notes to unaudited condensed consolidated financial statements.

                   ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                    October      January
LIABILITIES AND SHAREHOLDERS' EQUITY                2, 1994      2, 1994
                                                  (Unaudited)
CURRENT LIABILITIES:
Short-term debt and current maturities
     of long-term debt                             $ 25,734     $ 18,430
Trade accounts payable                               21,962       18,933
Prepetition liabilities subject to compromise        17,868           --
Accrued contingencies covered by insurance               --        6,621
Accrued expenses                                     61,730       63,687
                                                   --------     --------
Total current liabilities1                           27,294      107,671

LONG-TERM DEBT                                       94,581      103,114

POSTRETIREMENT BENEFITS                              41,260       40,743

OTHER LIABILITIES                                    13,374       13,144

DEFERRED INCOME TAXES                                   898          871

Total liabilities                                   277,407      265,543
                                                   --------     --------
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $1 par value,
   50,000,000 shares authorized;
   7,129,626 and 7,092,326 shares
   outstanding                                        7,186        7,186
Additional capital                                   78,936       78,700
Accumulated deficit                                (100,235)    (107,246)
Foreign currency translation adjustments             (7,895)      (8,666)
Treasury stock                                          (57)         (94)
                                                   --------     --------
Total shareholders' equity (deficit)                (22,065)     (30,120)

                                                   $255,342     $235,423
                                                   ========     ========

See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                   For the Nine Months Ended
                                                     October     October
                                                     2, 1994     3, 1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 7,011      $ 2,564
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation and amortization                     7,554        8,382
     Loss (gain) on disposition of fixed assets          110         (222)
     Stock issued as compensation                        273          180
     Change in assets and liabilities-
       Trade accounts receivable                     (19,076)      (8,479)
       Inventories                                    (1,405)       5,495
       Trade accounts payable and accrued expenses    11,423        6,367
             Accrued litigation - Kowin Development    2,019      (13,897)
             Postretirement benefits                     517          652
             Other assets                                899       (7,208)
             Other, net                                2,113       (2,209)
                                                     -------      -------
     Net cash provided by (used in)
       operating activities                           11,438       (8,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in properties and equipment            (8,049)      (5,212)
    Proceeds from disposition of properties
      and equipment                                      408        1,539
                                                     -------      -------
      Net cash used in investing activities           (7,641)      (3,673)
                                                     -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt             5,611       (6,287)
    Decrease in long-term debt                        (7,020)      (1,185)
    Collateralization of letters of credit            (1,642)      (3,605)
    Taxes paid on dividends from foreign
      subsidiaries                                        --       (3,974)

        Net cash used in financing activities         (3,051      (15,051)
                                                     -------      -------
EFFECTS OF EXCHANGE RATES ON CASH                        201       (1,707)

NET INCREASE (DECREASE) IN CASH & TEMPORARY
    CASH INVESTMENTS                                     947      (28,806)

CASH & TEMPORARY CASH INVESTMENTS,
    BEGINNING OF PERIOD                               23,439       46,808
                                                     -------      -------
CASH & TEMPORARY CASH INVESTMENTS,
     END OF PERIOD                                   $24,386      $18,002
                                                     =======      =======

     See notes to unaudited condensed consolidated financial statements.

                 ELJER INDUSTRIES, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION:

     The condensed consolidated financial statements include the accounts of Eljer Industries, Inc. ("Eljer Industries") and its wholly-owned subsidiaries (collectively, the "Company") after the elimination of intercompany transactions and balances.

     Accounting policies used in the preparation of the quarterly condensed consolidated financial statements, except as indicated below, are consistent in all material respects with the accounting policies described in the notes to financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 2, 1994 as filed with the Securities and Exchange Commission (the "Company's 1993 10-K"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company's 1993 10-K.

     During the first quarter of 1994, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 39 ("FIN 39"). FIN 39 requires the Company to present separately in its balance sheet its contingent liabilities which can be estimated and the related recoverable assets. Accordingly, the accompanying condensed balance sheet as of January 2, 1994, and condensed statement of cash flows for the year ended January 2, 1994, have been reclassified to conform to the 1994 presentation. In addition, approximately $5.2 million of accrued contingencies covered by insurance are included in prepetition liabilities subject to compromise as of October 2, 1994 (see Note
(2) for additional discussion).

     Certain other reclassifications have also been made to the prior year financial statements to conform to the 1994 presentation.

(2)  BANKRUPTCY OF AN INDIRECT WHOLLY-OWNED SUBSIDIARY:

     As discussed in the Company's Report on Form 8-K dated May 27, 1994 and Form 10-Q for the quarterly period ended July 3, 1994, on May 23, 1994 (the "Petition Date"), United States Brass Corporation ("U.S. Brass"), an indirect, wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The purpose of the filing is to resolve systematically the issues resulting from the Celcon/Qest polybutylene plumbing system (the "Qest System") and related litigation and to seek confirmation of a plan of reorganization which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest System. Pursuant to the Bankruptcy Code, U.S. Brass is conducting its business and affairs as a debtor-in-possession by its officers and directors, subject to the supervision and orders of the Bankruptcy Court.

     Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected in the October 2, 1994 balance sheet as "prepetition liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. See Note (5) for additional discussion. U.S. Brass participates in various intercompanytransactions with its parent, Eljer Manufacturing, Inc. ("Eljer Manufacturing") and an affiliated Canadian company and, at October 2, 1994, U.S. Brass was in a net creditor position of approximately $1.9 million.

     Selected financial data for U.S. Brass as of October 2, 1994 and January
2, 1994 and the nine-month periods ended October 2, 1994 and October 3, 1993 are as follows (in thousands):

                                                For the Nine Months Ended

                                                 October 2,     October 3,
                                                    1994          1993

Net Sales to Customers                             $62,792       $53,811
Sales to Affiliates                                 12,406        12,722
Reorganization Items                                 1,576            --
Income from Operations                               2,630         3,291
Income Before Income Taxes                           1,693         2,516
Net Income                                             970         1,745

Cash (Used in) Provided by Operating Activities     (3,330)        2,226
Cash (Used in) Investing Activities                 (1,725)         (816)
Cash Provided by (Used in) Financing Activities      5,081          (823)
Total Cash Flow                                         26           587

                                                    As of          As of
                                                   October        January
                                                   2, 1994        2, 1994

Total Current Assets                               $41,904       $35,194
Total Assets                                        58,656        51,363
Total Liabilities                                   35,885        29,562
Total Shareholders' Equity                          22,771        21,801


No payments of reorganization items have been made since the Petition Date.

(3)  INVENTORIES:

     Inventories consisted of the following (in thousands):

                                        October    January
                                        2, 1994    2, 1994

          Finished goods               $33,932      $33,572
          Work in process                8,211        8,529
          Raw materials                 20,139       17,447

          Total inventories            $62,282      $59,548


(4)  LIQUIDITY & CAPITAL RESOURCES

     On October 17, 1994, Eljer Manufacturing entered into a revolving credit agreement (the "Revolver") with Congress Financial Corporation (Southwest) ("Congress"). Under the terms of the Revolver, Congress may advance up to $35.0 million to Eljer Manufacturing based upon a percentage of eligible accounts receivable and subject to certain criterion. Advances by Congress are secured primarily by the accounts receivable of Eljer Manufacturing. The expiration date of the Revolver is October 17, 1997, with automatic annual renewals thereafter. Approximately $13.0 million of the proceeds from the Revolver was used to repay all amounts outstanding under the previously disclosed accounts receivable sale program. An additional
$7.5 million of the proceeds was used to repay a portion of existing term debt pursuant to an amendment which allowed Eljer Manufacturing to enter into the Revolver. Eljer Manufacturing also was required to accelerate a $4.0 million principal repayment of term debt which was originally scheduled for December 30, 1994. After making these payments and a $2.0 million scheduled term debt payment on October 5, 1994, the remaining U.S. term debt balance was $78.5 million. No additional U.S. term debt principal reductions are required until December 29, 1995.

(5)  CONTINGENCIES:

     U.S. Brass

     On May 23, 1994, U.S. Brass filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest System and related litigation and to seek confirmation of a plan of reorganization which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest System. Pursuant to the Bankruptcy Code, U.S. Brass is conducting its business and affairs as a debtor-in-possession by its officers and directors, subject to the supervision and orders of the Bankruptcy Court.

    By reason of the filing of its voluntary Chapter 11 petition, U.S.
Brass is the subject of an automatic stay, applicable to all entities, of certain litigation and other actions directed at U.S. Brass or its property. Among other things, the automatic stay applies to the commencement or continuation, including the issuance or employment of process, of federal, administrative or other actions or proceedings against U.S. Brass that were or could have been commenced before the commencement of the Chapter 11 case, or to recover a claim against U.S. Brass that arose before the commencement of the case. The automatic stay also applies to any act to obtain possession of property of the estate in the bankruptcy of U.S. Brass or to exercise control over property of the estate. Creditors and other persons affected by the automatic stay have the right to seek relief from the stay by making a motion to the Bankruptcy Court. U.S. Brass believes the automatic stay extends also to claims made in those lawsuits against Eljer Industries, Eljer Manufacturing and Household International, Inc. ("Household") based upon alter ego and related theories of liability. U.S. Brass contends that under bankruptcy law, such claims are property of U.S. Brass by reason of its Chapter 11 filing.

    Absent an extension, the Bankruptcy Code provides that a debtor's exclusive right to file a plan of reorganization ends 120 days from the Petition Date (the "exclusivity period"). On September 20, 1994, the Bankruptcy Court entered an order extending to December 22, 1994 U.S. Brass' exclusivity period subject to meeting certain other deadlines in conjunction with the U.S. Brass reorganization. If any of the other deadlines are not met and are not extended by the Bankruptcy Court for cause or by written agreement among U.S. Brass and the committees of creditors in the U.S. Brass bankruptcy proceeding, U.S. Brass' exclusivity period may be lost prior to December 22, 1994. U.S. Brass expects either to file a plan of reorganization on or before December 22, 1994, or seek an additional extension of the exclusivity period.

     As previously reported, U.S. Brass had filed a motion with the Bankruptcy Court for the appointment of an examiner to investigate the merits and value, if any, of certain Qest System claims against Eljer Industries, Eljer Manufacturing and Household based upon alter ego and related theories of liability. Since the filing of U.S. Brass' bankruptcy petition, the committee representing Qest System claimants in U.S. Brass' bankruptcy proceeding (the "Polybutylene Claimants Committee") and certain co-defendants in the Qest System litigation have asserted that Eljer Industries and Eljer Manufacturing are also directly liable for damages arising from the design, manufacturing and marketing of the Qest System. These allegations have been asserted both in the context of the motion to appoint an examiner and in the underlying Qest System litigation, where U.S. Brass has attempted to sever claims against Eljer Industries, Eljer Manufacturing and Household on the basis that such claims are property of the bankruptcy estate and subject to the automatic stay. U.S. Brass continues to believe that alter ego and related claims are the property of the estate of U.S. Brass, and Eljer Industries and Eljer Manufacturing continue to dispute the merits of any alter ego or direct claims against Eljer Manufacturing and Eljer Industries. However, U.S. Brass withdrew the motion for appointment of an examiner, without prejudice to its refiling at a later date in an effort to facilitate settlement discussions with Qest System claimants and to avoid the expense and time of litigation over this matter.

    While the Company may explore settlement alternatives on these issues in the context of U.S. Brass' bankruptcy proceeding, including the nature and extent of any contribution of cash, Eljer Industries' stock, or other consideration to a U.S. Brass reorganization plan, the Company will vigorously contest, absent a settlement, any such claims of derivative or direct liability. However, if such derivative or direct claims were successfully asserted against Eljer Industries or Eljer Manufacturing and a settlement is not achieved during the pendency of the U.S. Brass bankruptcy proceeding, it could, depending upon the availability of insurance coverage for costs and indemnity, have a material adverse effect on the Company's liquidity and financial condition and on its ability to continue to meet its financial obligations. No assurances can be given that the reorganization of U.S.
Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be.

    U.S. Brass Bankruptcy Developments Since the Balance Sheet Date

    On October 28, 1994, the Bankruptcy Court issued an order and memorandum opinion concerning the motion to remand to state courts certain Qest System lawsuits that had been removed by co-defendant Shell Oil Company ("Shell") to the Bankruptcy Court. In connection with that motion, Shell had moved to have the automatic stay lifted if the Bankruptcy Court decided to remand the cases. The Bankruptcy Court remanded the cases to state courts and denied Shell's motion to lift the automatic stay to allow the lawsuits to proceed as to U.S. Brass in state court. Eljer Industries and Eljer Manufacturing are also parties to the remanded Qest System lawsuits and unless severed as parties by the plaintiffs in this litigation, will assert that because of the U.S. Brass bankruptcy, this litigation is also stayed as to Eljer Industries and Eljer Manufacturing.

    On October 28, the Bankruptcy Court also ruled on pending motions by certain of the Company's insurance carriers to dismiss an adversary action, which, as previously reported, was filed by the Company and U.S. Brass in the Bankruptcy Court, for declaratory relief on Qest System insurance coverage issues. The Bankruptcy Court dismissed the pending adversary action, deferring to earlier-filed cases involving the same issues in state courts in Illinois. U.S. Brass had previously removed those cases to federal court in Illinois. On November 11, 1994, the Illinois federal judge remanded the cases to the Illinois state courts. U.S. Brass is in the process of evaluating the effect of the ruling, and intends to appeal the decision to remand the cases to the state courts. Currently, the cases remain subject to the automatic stay.

    At this time, the number and magnitude of Qest System related claims that may be filed in connection with the U.S. Brass bankruptcy are unknown. The Company continues to believe that given historic levels of Qest System claims and subject to the outcome of the insurance litigation discussed above, insurance proceeds should be adequate to settle claims arising before 1987. As noted in "Liquidity and Capital Resources" in Item 7 in the Company's 1993 10-K, the Company has limited insurance coverage for the years 1987 through 1990.

    U.S. Brass uses polybutylene pipe in connection with its Qest System. Representatives of the Polybutylene Claimants Committee have recently stated to the Company their belief that polybutylene pipe is subject to premature failure. Since approximately 1988, U.S. Brass has used Shell Duraflex PB
4137 Resin to extrude the polybutylene pipe used in its Qest I plumbing system. Shell has advised U.S. Brass that quality pipe made from this resin and installed properly when used in a typical on/off plumbing system is believed capable of meeting a service life of 50 years at continuous free chlorine concentrations of 2.0 parts per million. Shell emphasizes, however, that these are test results only and do not necessarily model all variables found in actual service. As a result, actual service life may be longer or shorter than these estimates depending on the conditions of exposure. U.S. Brass does not recommend that its Qest I plumbing system be used where free chlorine concentrations exceed 2.0 parts per million.
U.S. Brass is not aware of any material polybutylene pipe failures in its Qest I system. The Company has not had the opportunity to make an independent evaluation of the claims of the Polybutylene Claimants Committee.

    Other

    As discussed in the Company's 1993 10-K, the Company settled for approximately $3.4 million the class action securities litigation against the Company and certain present and former members of its Board of Directors. During the third quarter of 1994, approximately $2.6 million of the settlement was paid by the Company's liability insurance carrier and the remaining $800,000 was paid by the Company. The Company's portion of the settlement was covered by previously established litigation reserves and had no impact on the 1994 financial results of the Company.

    Reference is made to Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company's 1993 10-K for additional discussion of contingencies and legal matters involving the Company.

(6)    INCOME TAXES:

  The Company's income tax benefit for the nine months ended October 2, 1994, is a result of certain European and Canadian pretax losses in 1994, for which tax benefits were recorded, and the Company's utilization of previously reserved deferred tax benefits in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales increased by approximately $19.0 million to $302.1 million for the nine-month period ended October 2, 1994, compared to the nine-month period ended October 3, 1993, a 6.7% increase. Net sales increased by approximately $4.9 million, or 4.8% for the three-month period ended October 2, 1994, compared to the same period in 1993. The level of net sales for the nine-month and three-month periods ended October 2, 1994 was the strongest since 1990. The increase is the result of strong performances in substantially all North American markets where the Company continues to benefit from an improving housing economy and penetration of its traditional channels of distribution and retail chains. Sales of products in North America in the first nine months of 1994 increased $26.6 million, or 11.6%, over the same period of 1993.

     Gross profit margin decreased to 27.7% for the nine-month period ended October 2, 1994, from 27.9% for the comparable 1993 period and increased to 29.7% for the third quarter of 1994 compared to 28.0% for the same period in 1993. The year-to-date decline was the result of a significant reduction in the level of sales of higher margin products in Europe, where the market has remained soft, offset by improved margins on the Company's plumbing products due to increased volume and product mix. The Company is in the process of reengineering the European operations to reduce costs and anticipates that the benefits of these changes as well as modest economic strengthening will be realized in 1995. The reengineering consists primarily of the relocation of the Company's operations in Germany to its plant in the United Kingdom. The Company anticipates costs related to the restructuring to approximate $750,000 in 1994. Costs associated with the reengineering are covered by previously established restructuring reserves. Cash flows from European operations are sufficient to cover the cash flow usage resulting from this reengineering of operations.

     Gross profit margins in North America improved to 26.7% in the first nine months of 1994 from 24.7% in the 1993 period. This is primarily attributable to production efficiencies and better cost absorption associated with increased volume.

     Total selling and administrative expenses through October 2, 1994, were $3.6 million and $1.6 million higher, respectively, for the nine-month and three-month periods then ended, as compared to the 1993 levels. The increases resulted primarily from higher research, development and selling costs related to the introduction of new plumbing products in North America and higher sales commissions due to the increased level of sales in that market. Litigation costs were approximately $1.5 million higher in the first nine months of 1994 compared to the same period in 1993 due primarily to the bankruptcy filing of U.S. Brass.

     Other expense, net, remained relatively stable, increasing only $14,000 in the first nine months of 1994 compared to the same period in 1993, and increasing $56,000 in the third quarter of 1994 over the 1993 quarter.
Interest expense in the first nine months of 1994 decreased $1.9 million or 16.9% from the 1993 period. The decrease is due primarily to the April 1994 expiration of an unfavorable interest rate swap agreement. Interest expense related to the swap agreement was approximately $1.3 million in the first nine months of 1994 and approximately $3.3 million in the first nine months of 1993.

     Income tax expense was reduced from $2.6 million and $1.6 million in the first nine months and third quarter of 1993, respectively, to a tax benefit of $95,000 and tax expense of $1.0 million for the comparable 1994 periods. This was due to certain European and Canadian pretax losses in 1994 and the Company's utilization of previously reserved deferred tax benefits in the United States.

Liquidity and Capital Resources

     The net cash provided by operating activities of $11.4 million for the nine months ended October 2, 1994, was a $19.8 million increase over the net cash used in operating activities for the comparable 1993 period. The cash usage in the 1993 period included a deposit of approximately $13.2 million in lieu of an appeal bond for the previously disclosed Kowin Development Corporation ("Kowin") litigation, in addition to other costs and fees associated with this lawsuit. On June 30, 1994, following refusal of the United States
Supreme Court to review the opinion of the Appeals Court, a final judgment was entered in this suit, approximately $11.6 million of the deposit was paid to Kowin and approximately $2.0 million of related amounts previously paid, including interest thereon, was returned to the Company.

     Capital expenditures for the first nine months of 1994 were $8.0 million and included production expansion at the Company's Ford City, Pennsylvania chinaware plant, as well as the replacement and improvement of capital equipment at various other locations.

     The Company experienced an increase in short-term borrowings during the first nine months of 1994 related mainly to revolving debt at the Company's indirect, wholly-owned subsidiary, U.S. Brass. The Company reduced its long-term borrowings by $6.5 million due primarily to the principal repayment required under the First Amendment to Amended and Restated Credit Agreement as discussed in the Company's 1993 10-K.

     On October 17, 1994, Eljer Manufacturing entered into a revolving credit agreement with Congress. Under the terms of the Revolver, Congress may advance up to $35 million to Eljer Manufacturing based upon a percentage of eligible accounts receivable and subject to certain criterion. Advances by Congress are secured primarily by the accounts receivable of Eljer Manufacturing. The expiration date of the Revolver is October 17, 1997, with automatic annual renewals thereafter. Approximately $13.0 million of the proceeds from the Revolver was used to repay all amounts outstanding under the previously disclosed accounts receivable sale program. An additional $7.5 million of the proceeds was used to repay a portion of the existing term debt pursuant to an amendment which allowed Eljer Manufacturing to enter into the Revolver. Eljer Manufacturing also was required to accelerate a $4.0 million principal repayment of term debt which was originally scheduled for December 30, 1994. After making these payments and a $2.0 million scheduled term debt payment on October 5, 1994, the remaining U.S. term debt balance is $78.5 million. No additional U.S. term debt principal reductions are required until December 29, 1995.

     The Company intends to explore some manner of debt restructuring prior to the April 1996 term debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing and there can be no assurance that any such commitment can be obtained prior to the term debt maturity date.

     As discussed in Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's 1993 10-K, after March 31, 1992, the Company was unable to demonstrate financial responsibility for closure, post-closure and third party liability with respect to its Salem, Ohio, facility and its Marysville, Ohio, site. On February 8, 1994, the U.S. Department of Justice
( DOJ ) sent the Company a letter demanding that the Company pay $1.1 million in stipulated penalties covering the period during which it was not able to meet the financial responsibility requirements associated with closure and post-closure care of its Salem facility required under a consent decree between the Company and the United States Environmental Protection Agency ("U.S.
EPA"). The Company contested the demand and made a counter offer in August 1994. On September 30, 1994, DOJ rejected the Company's offer, but proposed payment by the Company of a cash penalty of $175,000 with $912,000 to be held in abeyance pending completion of the site closure activities. Such amount would then be waived if the Company complies with the financial responsibility requirements of the consent decree. On October 19, 1994, the Company accepted the DOJ offer pending agreement on a modification to the consent decree. The Company currently meets financial responsibility requirements regarding the Salem facility through a letter of credit for closure and post-closure costs obtained in September 1993 and third-party liability coverage obtained in March 1994.

    As previously disclosed in the Company's 1993 10-K, the Ohio Environmental Protection Agency ("Ohio EPA") has informed the Company that its failure to renew financial responsibility assurances for the Marysville site was being referred to the U.S. EPA on this matter. Although Ohio EPA and U.S. EPA may attempt to impose significant civil and criminal penalties for failure to renew financial assurances for the Marysville site, the Company continues to believe that it has meritorious defenses to the imposition of any penalties and intends to vigorously defend against such penalties and that any penalties ultimately imposed are likely to be less than the maximum potential penalties authorized under the law.

  As discussed in the Company's Report on Form 8-K dated May 27, 1994 and
Form 10-Q for the quarterly period ended July 3, 1994, and in Notes (2) and (5) to the Condensed Consolidated Financial Statements in Item 1, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the
Bankruptcy Code.    As previously disclosed, on June 28, 1994, U.S. Brass
entered into a debtor-in-possession financing agreement (the "DIP Financing Agreement") with Congress. Pursuant to the DIP Financing Agreement,
Congress agreed to provide loans and advances in an amount not to exceed $20 million when added to the outstanding amount of advances made by Congress prior to the Petition Date. As of October 2, 1994, the outstanding principal amount of such advances was approximately $9.0 million. U.S. Brass believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and restructuring expenses during the pendency of its reorganization proceedings. During the pendency of its reorganization proceedings, U.S. Brass intends to pay all post-Petition Date operating expenses (including trade obligations) in the ordinary course of business.

   On November 4, 1994, Shell and Celanese Specialty Resins, a unit of Hoechst Celanese Corporation, notified U.S. Brass that they believe they have made expenditures on behalf of U.S. Brass totaling approximately $53.8 million in claims settlements and related administrative costs of the toll free telephone service operated by them to handle calls from homeowners who have Qest Systems which have experienced failures. However, insufficient information supporting this amount has been provided to U.S. Brass, and when and if sufficient information is ultimately provided, U.S. Brass believes that it has grounds to seek substantial reductions in any such amount or to avoid any liability for such demands. U.S. Brass is unable to estimate the potential liability, if any, for which it may ultimately be responsible. Any such liability for claims originating before 1987 should be covered by its general liability insurance subject to the outcome of the insurance litigation discussed in Note (5) "Contingencies" to the Condensed Consolidated Financial Statements in Part I,
Item 1. This claim will be addressed in the bankruptcy proceedings currently pending for U.S. Brass.

    As previously reported, U.S. Brass had filed a motion with the Bankruptcy Court for the appointment of an examiner to investigate the merits and value, if any, of certain Qest System claims against Eljer Industries, Eljer Manufacturing and Household based upon alter ego and related theories of liability. Since the filing of U.S. Brass' bankruptcy petition, the Polybutylene Claimant's Committee and certain co-defendants in the Qest System litigation have asserted that Eljer Industries and Eljer Manufacturing are also directly liable for damages arising from the design, manufacturing and marketing of the Qest System. These allegations have been asserted both in the context of the motion to appoint an examiner and in the underlying Qest System litigation, where U.S. Brass has attempted to sever claims against Eljer Industries, Eljer Manufacturing and Household on the basis that such claims are property of the bankruptcy estate and subject to the automatic stay. U.S. Brass continues to believe that alter ego and related claims are the property of the estate of U.S. Brass, and Eljer Industries and Eljer Manufacturing continue to dispute the merits of any alter ego or direct claims against Eljer Manufacturing and Eljer Industries. However, U.S. Brass withdrew the motion for appointment of an examiner, without prejudice to refiling at a later date in an effort to facilitate settlement discussions with Qest System claimants and to avoid the expense and time of litigation over this matter.

   While the Company may explore settlement alternatives on these issues in the context of U.S. Brass' bankruptcy proceeding, including the nature and extent of any contribution of cash, Eljer Industries' stock, or other consideration to a U.S. Brass reorganization plan, the Company will vigorously contest, absent a settlement, any such claims of derivative or direct liability. However, if such derivative or direct claims were successfully asserted against Eljer Industries or Eljer Manufacturing and a settlement is not achieved during the pendency of the U.S. Brass bankruptcy proceeding, it could, depending upon the availability of insurance coverage for costs and indemnity, have a material adverse effect on the Company's liquidity and financial condition and on its ability to continue to meet its financial obligations. At this time, the number and magnitude of Qest System related claims that may be generated in connection with the U.S. Brass bankruptcy are unknown. The Company continues to believe that given historic levels of Qest System claims and subject to the outcome of the insurance litigation discussed herein, insurance proceeds should be adequate to settle claims arising before 1987. As noted in "Liquidity and Capital Resources" in
Item 7 in the Company's 1993 10-K, the Company has limited insurance coverage for the years 1987 through 1990. No assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. (See also Note (5) to the Condensed Consolidated Financial Statements in Part I, Item 1 in this report and Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's 1993 10-K.)

PART II--OTHER INFORMATION

Item 1.     Legal Proceedings

  See Note (5) to the Condensed Consolidated Financial Statements in Part I,
Item 1 of this report and Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company's 1993 10-K, which are made a part hereof by this reference.

  On June 1, 1994, a federal district judge in Oklahoma City, Oklahoma, entered an order denying U.S. Brass' motions for judgment notwithstanding verdict and for a new trial in a previously-announced lawsuit involving a modified "crimping tool" used in the installation of the Qest Systems. A jury in 1993 had returned a judgment in the amount of $1.2 million against U.S. Brass. Plaintiffs' request for approximately $450,000 in lawyers fees has not been ruled upon by the court. U.S. Brass believes that the judgment is erroneous and has filed its notice of appeal with the Court of Appeals for the Tenth Circuit. An estimate of potential liability in this case is covered by previously established reserves. Any judgment that may ultimately be obtained in this case will be an unsecured claim in U.S. Brass' bankruptcy proceeding and would be paid in accordance with the provisions of a plan of reorganization.

    On October 24, 1994, the American Arbitration Association arbitrator in Croft Investments, Ltd. ("Croft") v. Eljer Manufacturing, a/k/a Household Manufacturing, Inc. ("Household Manufacturing") and Eljer Industries dismissed the claim filed by Croft pursuant to a motion filed by Eljer Industries and Eljer Manufacturing. This arbitration was discussed in Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's
1993 10-K  under Kowin Development and Related Litigation.   It is unknown
whether Croft will appeal the arbitrator's decision.  As discussed in Note
(13), there remains pending an appeal by the Company to the Ninth Circuit Court of Appeals challenging Croft's ability to pursue the claim discussed above before the American Arbitration Association. If the arbitrator's decision is not appealed and becomes final or is affirmed on appeal, the Company will consider moving to dismiss the case pending before the Ninth Circuit Court of Appeals. On October 26, 1994, Winston and Dorothy Ko, owners of Kowin prior to its dissolution, filed suit in the Circuit Court of Cook County, Illinois against Eljer Industries, Eljer Manufacturing,
Household Manufacturing, Household International and others, seeking damages arising out of the dispute also discussed in that Note. The Company intends to vigorously defend the lawsuit.

  As discussed in the Company's 1993 10-K, on February 5, 1993, Household filed an action in the Delaware Chancery Court against Eljer Industries, Eljer Manufacturing and U.S. Brass seeking declaratory relief against the defendants for any claims alleging any breach of fiduciary duty which Household owed to the defendants during the time they were wholly-owned subsidiaries of Household and for claims arising out of the distribution of the stock of the Company to stockholders of Household in April 1989. The action also sought, among other things, a declaration that Delaware law applied to any claims of the defendants against Household arising from or related to such distribution. On July 8, 1994, the Delaware Chancery Court ruled that it had no subject matter jurisdiction and subsequently transferred the pending Delaware suit filed by Household against the Company to the Delaware Superior Court for trial on the merits. Discovery is proceeding in that case pending a ruling by the Superior Court on the Company's motion, filed October 10, 1994, to dismiss or stay the Delaware action.

     On February 11, 1993, Eljer Industries and Eljer Manufacturing filed an action against Household in the District Court of Dallas County, Texas, alleging claims for breach of contract in connection with the 1989 distribution of Company stock to Household shareholders. In March 1993, Household raised the defense of lack of personal jurisdiction over it and in September 1993, the Delaware Chancery Court enjoined Eljer Industries and Eljer Manufacturing from proceeding with its action in Texas. During the third quarter of 1994, all previous injunctions against further prosecution of the case filed by the Company against Household in Texas were terminated and no new injunctions have been issued. On November 4, 1994, the Texas District Court Judge denied Household's special appearance contesting the Texas court's exercise of jurisdiction and ruled that Household is subject to jurisdiction by the Texas State Court. Eljer Industries and Eljer Manufacturing are aggressively preparing the Texas case for a March 1995 jury trial date.

     The Consumer Product Safety Commission ("CPSC") has initiated an investigation under Section 15 of the Consumer Product Safety Act as to whether a vent pipe product manufactured by Chevron Chemical Company's Plexco Performance Pipe Division poses a substantial product hazard under the Act.
The vent is used to exhaust combustion gases from mid- and high- efficiency small water boilers and central heating furnaces. Eljer Manufacturing's Selkirk division ("Selkirk") distributed the Plexco vent pipe from mid-1990 until the end of 1993. Selkirk then began manufacturing and selling a vent pipe product in January, 1994. Selkirk has responded to an informal request for information from the CPSC and has also sent samples, as requested, of its own vent pipe product. The status, as well as the scope and extent of the CPSC investigation are unknown. However, by law, the CPSC may direct repair, replacement or refund of any product that it believes poses a substantial product hazard. In Canada, use of Plexco and similar vent pipe has been restricted to certain applications by provincial authorities pending further investigation. Selkirk believes that its vent product does not exhibit the same characteristics as the Plexco product, but is continuing to test and monitor its product.

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit
          Number                     Description

           4A Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as Lender and Eljer Manufacturing, Inc. as Borrower and Eljer Industries, Inc. as Guarantor dated October 17, 1994

           4B Form of Second Amendment to Amended and Restated Credit Agreement dated as of October 17, 1994

           27       Financial Data Schedule

     (b)  Reports on Form 8-K:

          A report on Form 8-K was filed on September 27, 1994, related to the announcement that the Bankruptcy Court for the Eastern District of Texas has extended the period during which U.S. Brass has the exclusive right to file a plan of reorganization in its federal bankruptcy proceeding and the assertion of direct claims against the Company. See Note (2) and Note (5) to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

          Subsequent Reports on Form 8-K:

          None

SIGNATURES:

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELJER INDUSTRIES, INC.


Date       November 16, 1994       By  /s/  Henry W. Lehnerer
                                       Henry W. Lehnerer
                                       Vice President - Finance and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)