Form 10-K405
ELJER INDUSTRIES INC
filed 1995-03-29
CIK 846657

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended January 1, 1995

                                      OR

  [_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No 0-10181

                             ELJER INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


                DELAWARE                                    75-2270874
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          17120 DALLAS PARKWAY
              DALLAS, TEXAS                                    75248
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (214) 407-2600

Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                                  Name of each exchange
     Title of each class                           on which registered
     -------------------                          ----------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

         As of March 24, 1995, there were outstanding 7,129,626 shares of the registrant's common stock, par value $1, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 24,
1995) was approximately $42,778,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 20, 1995, which will be filed with the Securities and Exchange Commission not later than 120 days after January 1, 1995.

ITEM 1.       BUSINESS

                                   BACKGROUND

GENERAL

         Eljer Industries, Inc. through its subsidiaries ("Eljer Industries" or, together with its subsidiaries, the "Company") is a leading manufacturer of high quality building products for residential construction, commercial construction and repair and remodeling markets. Eljer Industries manufactures and markets plumbing and heating, ventilating and air conditioning ("HVAC") products in North America and HVAC products in Europe. The Company markets its products through wholesale distribution channels and, in North America, directly to building products retailers. In North America, Eljer Industries is one of three leading full-line suppliers of bath and kitchen fixtures and faucets and is a leading supplier of registers, grilles and venting systems. In Europe, the Company is a leading manufacturer of prefabricated chimneys and venting systems. During fiscal years 1994, 1993 and 1992, revenues from sales of plumbing products comprised approximately 64%, 59% and 54%, respectively, of the Company's net sales, with the balance derived from the sale of HVAC products.

o        NORTH AMERICAN OPERATIONS

         Eljer Plumbingware, a division of Eljer Manufacturing, Inc. ("Eljer Manufacturing"), a wholly-owned subsidiary of Eljer Industries, manufactures and markets a full line of plumbing fixtures, including vitreous china toilets and lavatories and enameled cast iron tubs, whirlpools, sinks and lavatories. It also markets faucets manufactured by United States Brass Corporation ("U.S. Brass"), a wholly-owned subsidiary of Eljer Manufacturing.

         U.S. Brass manufactures and markets a full range of faucets, plumbing supplies, connectors and polybutylene plumbing systems in the United States. On May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 2 to the Consolidated Financial Statements in Item 8 for discussion.

         Selkirk and Dry, each divisions of Eljer Manufacturing, manufacture and market HVAC products, including registers, grilles, venting systems, prefabricated chimneys, air diffusers and fireplaces. Combined, Selkirk and Dry, along with a Selkirk subsidiary in Canada ("Selkirk/Dry"), are a market leader for registers, grilles and venting systems in North America.

         In February 1995, the Company formed Industrias Eljer de Mexico, S.A. de C.V., ("Eljer de Mexico") under the laws of Mexico. Eljer de Mexico is 99% owned by Eljer Manufacturing and 1% owned by Selkirk Canada U.S.A., Inc., a wholly-owned subsidiary of Eljer Industries. It is expected that Eljer de Mexico will engage in certain assembly and packaging operations on behalf of the Company in Ojinaga, Chihuahua, Mexico, although it has not commenced any operations.

o        EUROPEAN OPERATIONS

         The Company has European subsidiaries operating primarily in Germany and the United Kingdom ("Selkirk Europe"). Selkirk Europe manufactures and markets a full line of prefabricated chimneys and venting systems for commercial, industrial and residential, repair, fuel conversion and new construction. The conversion from coal to oil and gas for energy is a major source of demand for Selkirk Europe's venting products. Selkirk Europe is a market leader for these products in Europe, and also sells its products in many other markets around the world. The Europa chimney, one of Selkirk Europe's leading products, can be used to vent exhaust from furnaces and boilers and is considered by the Company to be particularly well suited for "fast track" construction, which is used in Europe.

HISTORY

         The "Eljer" business name traces its origin to a plumbing supply manufacturing business formed in 1904. The Company's North American HVAC products business originated in 1925, U.S. Brass became a plumbing company in 1962 and the Company's European business dates from 1964. Through various transactions in the 1980's, Household International, Inc. ("Household") acquired the businesses that now make up Eljer Industries.

         Eljer Industries itself was organized under the laws of the State of Delaware on January 26, 1989, as a wholly-owned subsidiary of Household. Under Household's ownership, various Eljer businesses operated as subsidiaries or as divisions of subsidiaries of Household. On April 14, 1989, all the outstanding shares of common stock of Eljer Industries were distributed to holders of Household common stock (the "spin-off").

                            DESCRIPTION OF BUSINESS

PRODUCTS

         Plumbing Fixtures. Eljer Plumbingware manufactures and markets enameled cast iron and vitreous china plumbing fixtures, including toilets, lavatories, sinks and bathtubs for residential and commercial applications. Eljer Plumbingware also markets faucets and acrylic bathtubs and whirlpools for these applications. Eljer Plumbingware's line of products includes bathroom and kitchen fixtures for new and remodeled construction. Eljer Plumbingware regularly updates its products and colors in response to changing style trends and develops new products. Eljer Plumbingware has been a leader in developing and manufacturing low water consumption 1.6 gallon toilets, which are statutorily mandated throughout the United States. Eljer Plumbingware offers a broad line of such products.

         Cast iron and vitreous china fixtures are sold under the Eljer trademark. The Company manufactures vitreous china fixtures in two domestic plants and imports certain specialized fixtures from Thailand. Enameled cast iron fixtures are manufactured at one domestic plant. See "Properties" in Item 2.

         Faucets, Plumbing Supplies and Systems. U.S. Brass manufactures a wide range of faucets, plumbing supplies and plumbing systems for residential and commercial construction, remodeling and do-it-yourself applications. U.S. Brass markets these products under the Valley, Eastman and Qest trademarks. The Valley trademark applies to faucets ranging from competitively priced bathroom faucets to high-end luxury models (Valley Plus). The Valley products also include kitchen faucets, such as a pull-out spray model. Eljer Plumbingware markets, under the Eljer trademark, faucets manufactured by U.S. Brass that complement its fixture line. U.S. Brass also manufactures several private label faucets for large retailers. Eastman plumbing supplies include supply tubes and valves, fittings, air gaps and flexible gas and water connectors. Qest plumbing systems, incorporating polybutylene pipe and metal connective fittings, offer ease of installation, freeze tolerance and cost reduction to builders and plumbing contractors. Polybutylene plumbing systems using acetal fittings (the "Qest system"), manufactured and sold for residential site-built installations from 1979 through 1986 and for other installations from about 1975 through 1990, have been the subject of litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and Notes 2 and 13 to the Consolidated Financial Statements in Item 8.

         Heating, Ventilating and Air Conditioning Products. The Company, through Selkirk/Dry and Selkirk Europe, manufactures and markets, in the United States, Canada and Europe, prefabricated chimneys, venting systems, registers, grilles and other related specialty items.

         The Company believes it is a leading manufacturer of venting systems of its type in North America and in Europe. These venting systems are used in residential, commercial and industrial construction primarily to provide venting of discharge from a furnace, appliance, boiler or diesel engine to the outside. Eljer Industries' brands in North America are sold primarily under the Metalbestos, Airmate, P.S. Chimney and Sel-Vent trademarks and in Europe under the Selkirk and Europa trademarks.

         Selkirk/Dry also manufactures and markets registers, grilles and diffusers. These products are used primarily in new residential and commercial construction and are marketed in the United States under the Airmate and Sel-Aire trademarks and in Canada under the Lloydaire trademark. They are also sold in the retail market under the Showcase trademark. The Company also manufactures other specialty products, including gas and wood-burning fireplaces, and products made from fiber reinforced materials.

MARKETS AND DISTRIBUTION

         Plumbing. Plumbing products are sold domestically and are exported primarily through two major channels of distribution: (1) plumbing wholesalers; and (2) retail outlets. Sales through retail channels accounted for approximately 37% of net plumbing sales in 1994.

         The Company markets, through agents and direct salesmen, plumbing products primarily in North America. The Company also sells plumbing products through wholesale distributors in the Far East and Middle East. Eljer Industries supports its product lines with a variety of advertising, including national and trade magazines.

         Plumbing products sold by the Company are used primarily in new home construction and repair/remodeling; therefore demand for plumbing products is closely related to both the rate of new housing starts and fluctuations in remodeling and repair activities. The housing market is cyclical and is affected by, among other things, interest rates, consumer confidence and the availability of mortgage loans. The repair and remodeling markets are less cyclical, providing a different source of demand for plumbing products and reducing the Company's reliance on new home construction. Both housing starts and the repair and remodeling market experienced increases in 1994, although many published forecasts indicate a softening of housing starts in 1995. The other end use of plumbing products is in the commercial market, which consists of hotels, health care facilities, educational and penal institutions and office buildings.

         The markets for plumbing products are highly competitive. Competition is based on brand recognition, design and quality of the product, product performance, price and service, with the relative importance of these factors varying among products and markets. The Company, Kohler Company and American Standard, Inc. are the better recognized companies selling fixtures in the United States. The Company believes that overall it has the third largest market share in the plumbing fixtures market. The Company also is a supplier in the faucet market, in which there are numerous major domestic and import manufacturers, several of which are substantially larger than the Company.

         HVAC. The Company's HVAC products are used in the residential, industrial and commercial construction markets for new construction and repair and remodeling applications. HVAC products are sold primarily to regional wholesalers and through retailers and contractors. Sales of these products are subject to customer demand and general business conditions in these markets and the North American and European economies. The Company believes that eastern Europe markets, as they convert to natural gas, represent a strong market potential in the future, depending on economic conditions.

         In all major HVAC product lines, there are a variety of competitors who aggressively compete for market share. Competition is based primarily on brand recognition, product design, product quality, range of product line, price, service and engineering support. The Company believes that it is competitive with respect to each of these factors.

RAW MATERIALS

         The manufacture of plumbing products requires clay, iron, brass, copper and plastic, including polybutylene resin. Due to increased demand in 1994 for brass by the automotive and plumbing industries, and a strike affecting a major brass supplier, the Company has experienced some difficulty in obtaining required quantities of brass from its existing suppliers. Accordingly, the Company has begun purchasing brass from alternate sources. While this has resulted in some delays in filling orders, no other impact is anticipated. Polybutylene resin is currently produced domestically only by Shell Chemical Company ("Shell Chemical"), a subsidiary of Shell Oil Company. The Company has not experienced difficulty in obtaining polybutylene resin from Shell Chemical as needed. Other materials are, and have been, readily available from several sources.

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

                                    GENERAL

         Customers. The Company is not dependent upon any single customer, or upon any single group of customers, the loss of which would have a material adverse effect on the Company.

         Backlog of Orders and Inventory. The backlog of unshipped factory orders at the end of fiscal years 1994 and 1993 was approximately $19.8 million and $15.3 million, respectively. The increase is primarily due to increased orders for polybutylene plumbing systems, and a brass rod shortage which has slowed the order fill rate on brass fittings. The Company expects that all the orders in backlog at the end of fiscal year 1994 will be shipped during 1995. The Company must carry inventory of certain products to meet rapid delivery requirements of its customers.

         Employees. The Company employs approximately 4,200 people, approximately 1,600 of whom are covered by collective bargaining agreements with various labor unions. The collective bargaining agreement at the manufacturing plant in Nampa, Idaho, expired July 8, 1991. The plant has been operating without a contract since that date. A new three-year agreement was reached at the Company's Logan, Ohio, plant effective February 3, 1994, without production interruption, the only location for which an agreement expired in 1994. The Company's other collective bargaining agreements, including the contract for its largest plant in Ford City, Pennsylvania, which expires in May 1995, have expiration dates ranging from 1995 to 1997.
In general, relations with employees have been satisfactory.

         Patents and Trademarks. The Company has a number of United States and foreign patents and also holds a number of patent applications, licenses, trademarks and trade names, including the trademarks mentioned herein. Except for certain trademarks mentioned herein, none of the foregoing is believed to be material to the Company.

         Other. No material portion of the Company's operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. The Company's operations, taken as a whole, are not significantly seasonal, although many products experience increased sales during the second and third quarters of the year due to larger housing construction activity, and certain HVAC products often experience higher sales in the autumn months.

ITEM 1A.        EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles with Eljer Industries and principal occupations and employment for the past five years of the executive officers of Eljer Industries.

            NAME AND AGE                                              OFFICE AND EXPERIENCE
          ----------------                                           -----------------------
Scott G. Arbuckle, 63..........................President and Chief Executive Officer. Mr. Arbuckle has served in his current position since February 1990. Mr. Arbuckle
                                               previously served as Executive Vice President of Eljer Industries and President of the HVAC Group from April 1989 to February
                                               1990. From 1982 to April 1989, Mr. Arbuckle served as an
                                               Executive Vice President of Household Manufacturing, Inc.
                                               ("HMI"), a wholly-owned subsidiary of Household. He joined
                                               U.S. Brass in 1963.

Henry W. Lehnerer, 54..........................Vice President-Finance and Chief Financial Officer. Mr. Lehnerer
                                               has served in his current position since May 1993. From
                                               February  1991 to May  1993,  Mr.  Lehnerer  served  as  Chief
                                               Financial  Officer of Princeton  Packaging  Holdings,  Inc., a
                                               flexible  packaging  company  with  operations  in the  United
                                               States and the  United  Kingdom.  Prior to  joining  Princeton
                                               Packaging   Holdings,   Inc.,  he  served  as  Executive  Vice
                                               President  and Chief  Financial  Officer of Wormald  Americas,
                                               Inc.,  a  manufacturer  of  sprinkler  systems  and other fire prevention products.

James F. Thomason, 60..........................Vice President-Manufacturing. Mr. Thomason has served in his current position since April 1991, having previously served as
                                               Group President-Selkirk/Dry N.A. from April 1990 to April 1991.
                                               Prior to joining Eljer Industries, Mr. Thomason served in various management positions with the Kohler Company, most recently as Vice President-Operations for Plumbing and Specialty
                                               Products, International.

George W. Hanthorn, 47.........................Vice President-General Counsel and Secretary.  Mr. Hanthorn
                                               has served in this position since October 1994.  Mr. Hanthorn previously  served as Senior Vice President-General Counsel and
                                               Secretary  of  Greyhound   Lines, Inc., Dallas, Texas, a
                                               publicly-held transportation services company, from 1990 to
                                               1994, and as Vice President, General Counsel and Secretary of
                                               Greyhound  Lines,  Inc. from 1987 to 1990.

Charles R. Wackenhuth, 56......................Vice President-Human Resources. Mr. Wackenhuth has served in his  current position since April 1989. Mr. Wackenhuth
                                               previously served as Director-Human Resources/Compensation for HMI from 1982 to April 1989.

James A. Harris, 38............................Vice President-Sales and Marketing. Mr. Harris has served in his current position since January 1992. Mr. Harris previously served as Vice President-Marketing of Eljer Industries from April 1989 through December 1991.

Brooks F. Sherman, 34..........................Controller, Treasurer and Assistant Secretary. Mr. Sherman
                                               served as Controller and Assistant Secretary since joining HMI's plumbing products group in March 1989. In April 1991, Mr.
                                               Sherman was named Treasurer.

ITEM 2.         PROPERTIES

         The following table sets forth the location, approximate square footage and use of each of the principal manufacturing plants of the Company, separated by the operating unit or subsidiary which operates the facility. Except as indicated in the table, all the plants are owned by the Company.

                                            APPROXIMATE
         LOCATION                          SQUARE FOOTAGE                        USE
         --------                          --------------                        ---
ELJER PLUMBINGWARE:
      Ford City, Pennsylvania.........        736,000         Manufacture of vitreous china products.
      Salem, Ohio.....................        477,000         Foundry-manufacture of enameled cast iron
                                                              products.
      Tupelo, Mississippi(1)..........        422,000         Manufacture of vitreous china products.
U.S. BRASS:
      Abilene, Texas..................        174,000         Manufacture of faucets.
      Commerce, Texas.................        172,000         Manufacture of polybutylene plumbing systems
                                                              and brass and copper gas and water connectors.
      Plano, Texas....................         98,000         Manufacture of brass plumbing supplies.
      Elkhart, Indiana................         97,000         Manufacture of polybutylene plumbing systems.
SELKIRK/DRY:
      Winters, Texas..................        337,000         Manufacture of registers, grilles, diffusers and
                                                              gas vents.
      Logan, Ohio.....................        194,000         Manufacture of gas vents and chimney systems.
      Nampa, Idaho....................        154,000         Manufacture of gas vents and chimney systems.
      Coleman, Texas..................        110,000         Manufacture of registers, grilles and fireplaces.
      Brockville, Ontario, Canada.....         75,000         Manufacture of fireplaces and chimney systems.
      Mississauga, Ontario, Canada(2).         55,000         Manufacture of registers and grilles.
SELKIRK EUROPE:
      Barnstaple, England.............         92,000         Manufacture of gas vents and chimney systems.
      Mullicott Cross, England........         68,000         Manufacture of venting and specialty products.
ELJER DE MEXICO:
      Ojinaga, Mexico(3)..............         19,000         Assembly and packaging of faucets and vents.

------------
(1)    Leased until 2066
(2)    Leased until 1999
(3)    Leased until 1998

         In general, the manufacturing facilities for plumbing products are in good condition and are operating at capacities which range from approximately 50% to 100%.

         The manufacturing facilities for gas vents and chimney systems are presently operating at approximately 80% capacity, except the Canadian plant, which is operating at a lower capacity level. The plants which are used to manufacture registers, grilles and other specialty items are presently operating at approximately 90% capacity. Each of these facilities is in good condition.

         All Selkirk/Dry and Eljer Plumbingware properties, with the exception of the Salem, Ohio, plant secure the Company's domestic bank term loans. The Commerce, Texas, location secures certain industrial revenue bond obligations. All owned properties in England secure both the revolving credit agreement and the term debt in the United Kingdom. See Notes 3 and 7 to the Consolidated Financial Statements in Item 8 for further discussion.

         In addition to the foregoing, the Company owns or leases a number of warehouse distribution centers throughout the United States.

ITEM 3.       LEGAL PROCEEDINGS

         U.S. Brass

         U.S. Brass is involved in significant legal proceedings including a number of claims which involve Qest systems manufactured and sold by U.S. Brass. On May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. See "Liquidity and Capital Resources" in Item 7 and Note 2 to the Consolidated Financial Statements in Item 8 for discussion of the litigation and the related bankruptcy proceeding.

         Household Litigation

         As previously disclosed, the Company is currently involved in litigation with Household relating to the spin-off. Household filed an action in the Delaware Chancery Court on February 5, 1993, against Eljer Industries, Eljer Manufacturing and U.S. Brass seeking declaratory relief. U.S. Brass has since been dismissed from the case. Following a finding by the Delaware Chancery Court that it had no subject matter jurisdiction, that action was transferred to the Delaware Superior Court for trial on the merits, where it remains pending. On March 9, 1995, the Company's motion to dismiss or stay the action was denied. Discovery is proceeding in that action, but no trial date has been set.

         On February 11, 1993, Eljer Industries and Eljer Manufacturing filed a breach of contract action against Household in the District Court of Dallas County, Texas, based upon Household's alleged breach of the Reimbursement Agreement, dated as of April 14, 1989, and the Reorganization and Distribution Agreement, dated as of March 15, 1989, executed in connection with the spin-off. The Company is preparing for trial in the Texas action and a trial date has been set for the week of July 10, 1995.

         Environmental Proceedings

         The Company operates plants that may generate hazardous and nonhazardous waste, disposal of which is subject to federal and state regulation. The past disposal of hazardous and nonhazardous waste generated at the Company's plants may now be subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Several Company facilities have been required to implement programs to remedy the effects of past waste disposal. Not all plants have been the focus of comprehensive environmental studies. Except as described below, the Company is not aware of any instances of noncompliance with currently applicable safety, health and environmental laws and regulations which might have a significant adverse effect on the Company's financial condition or results of operations. With respect to current operating procedures, the Company believes that it is in material compliance with such applicable laws and regulations. The Company has established accruals of approximately $13.8 million at the end of 1994 (see discussion of individual sites provided below) pertaining to environmental, health and safety matters which the Company believes are adequate. Although the timing of the related payments is uncertain, the Company believes that a substantial portion of the payments will be made over the next three years.

         Salem and Marysville, Ohio, Facilities. The Company and the Ohio Environmental Protection Agency ("Ohio EPA") previously reached agreement on a proposed closure plan for the Company's Salem, Ohio, facility and the Company submitted the proposed closure plan on April 30, 1993. The Company has not yet received either approval of, or comments on, the proposed closure plan. Through 1993, the Company paid $1.6 million to complete an interim closure of the subject area and accruals of approximately $1.8 million for additional closure and post-closure costs expected in future periods are recorded at yearend 1994, which the Company believes are adequate. No activity related to closure or post-closure clean-up of the Salem, Ohio, facility had a material adverse impact on the Company's 1994 liquidity or results of operations and none is expected.

         As disclosed in last year's Form 10-K, the Company has submitted a closure plan for its Marysville, Ohio, facility to the Ohio EPA, which has not yet commented on the plan. The Marysville, Ohio, facility was closed in 1987. If it is approved in its current form, the Company's environmental consultants estimate that the cost of implementing the closure plan, including post-closure care, will be approximately $9.4 million. However, the ultimate cost to complete closure and post-closure activities at the facility will depend to a large extent on the remediation technology ultimately agreed upon by the Ohio EPA. The Company has previously established accruals which it believes will be adequate to provide for the cost to implement its closure plan. However, there is no assurance that the plan will be approved without making additional revisions or modifications. Although no estimate can be made, in the event the closure plan is not approved, the cost of remediation could have a material impact on future operating results or financial position.

         None of the costs of clean-up and closure of the Salem and Marysville sites have been discounted. The Company discounted the post-closure costs of these sites over a 20 to 30 year period using a discount rate of 5%. The aggregate undiscounted amount of these liabilities at yearend 1994 was approximately $3.3 million, of which the discounted amount of approximately $1.8 million was accrued. The Company's environmental consultants estimate that the payments associated with these postclosure costs for each of the first five years after the closures are completed will be approximately $128,000 per year with aggregate payments of approximately $2.7 million over the remaining 15 to 25 years.

         After March 1992, the Company was unable to demonstrate financial responsibility for closure, post-closure care and third-party liability with respect to the Salem site and the Marysville site. On September 30, 1994, the U.S. Department of Justice (the "DOJ") proposed payment by the Company of a cash penalty of $175,000, with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities, for failure to meet the financial assurance requirements. The deferred amount would then be waived if the Company continues to comply with the financial responsibility requirements of the December 1990 consent decree with the United States Environmental Protection Agency (the "U.S. EPA") relating to the Salem site. On October 19, 1994, the Company accepted the DOJ offer pending agreement on a modification to the 1990 consent decree which has not yet been reached. The Company has established accruals which it believes adequate to provide for the $175,000 cash penalty assessed. The Company believes it currently meets its financial responsibility requirements regarding the Salem site although Ohio EPA has recently asserted that the Company has not posted sufficient collateral to cover the cost of post-closure care. The Company disputes the Ohio EPA's contention and intends to resolve this issue prior to entering into final agreement with the DOJ on the penalties discussed above.

         The Company has been unable to renew closure, post-closure or third-party liability financial responsibility assurances for the Marysville site. On June 21, 1993, the Ohio EPA informed the Company that this matter was being referred to the U.S. EPA. Subsequently, the Company received correspondence from the Ohio EPA threatening to escalate enforcement action against the Company and, in October 1994, the Company received correspondence from the Ohio Attorney General threatening commencement of a lawsuit for failure to meet the financial assurances section of the Ohio Administrative Code. The Company is currently negotiating the matter with the Ohio Attorney General's office and the Ohio EPA and may be required to place $8.5 million in cash in a trust which will be used to pay for the clean-up at the Marysville site in order to meet the financial assurance requirements for this site. Ohio statutes permit the Ohio Attorney General to seek penalties of up to $10,000 per day for violations of its regulations and makes the reckless violation of its regulations a felony. If a settlement is not reached, the Ohio Attorney General might argue that the Company has been out of compliance with two separate financial assurance requirements since March 1992. The Company continues to believe that it has legitimate defenses to the imposition of any penalties and intends to vigorously defend against such penalties, but cannot currently estimate what penalties, if any, may be imposed on the Company if it is ultimately found to have violated the Ohio regulations. Accordingly, no specific accrual has been established to provide for such penalties.


         As reported in the Company's 1993 Form 10-K, the Company has negotiated with the DOJ and the U.S. EPA a settlement for alleged violations of the Clean Water Act for unpermitted discharge of wastewater streams at the Salem, Ohio, plant. The settlement calls for the payment of a $300,000 cash penalty and the performance of certain remediation work estimated to cost approximately $690,000. The specific terms and conditions of the settlement remain to be negotiated. The Company has previously established accruals which it believes are adequate to cover these costs.

         Superfund Sites. The federal Comprehensive Environmental Response, Compensation and Liability Act (commonly referred to as "Superfund" or the "Superfund Act") and similar state laws subject certain parties to liability for the clean-up of contaminated waste treatment or disposal sites. Liability under the Superfund Act is considered "joint and several", meaning that any one responsible party theoretically could be liable for all clean-up costs, which are often substantial. However, the Superfund Act provides for the allocation of liability in an equitable manner among responsible parties and for contribution among them.

         As disclosed in the Company's 1993 Form 10-K, certain of the Company's plants may have disposed of waste at sites which have or may become a part of federal Superfund clean-up efforts. Through notifications from the U.S. EPA, the Company believes its total liabilities related to Superfund sites to be immaterial (approximately $220,000 at yearend 1994) if liability and contributions are assessed in an equitable manner among all responsible parties. The Company has established accruals which it believes are adequate to provide for any liabilities it may have with respect to these sites.

         Atlanta, Georgia, Site. As previously disclosed, in October 1991, Eljer Manufacturing sold a facility located in Atlanta, Georgia to joint venture partners Toto Ltd., Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. ("Toto and Mitsui"). Toto and Mitsui subsequently asserted that Eljer Manufacturing is responsible under the indemnification provisions included in the Purchase and Sale Agreement to remediate alleged contamination at the sold facility. Under the agreement, Eljer Manufacturing's liability for remediation costs is limited to $750,000. Eljer Manufacturing has notified the prior owner of the facility, JP Industries, Inc., ("JP Industries") that it may be liable to Eljer Manufacturing for indemnity under the provisions of Eljer Manufacturing's purchase agreement with JP Industries. Eljer Manufacturing does not believe that any remediation at the Atlanta site is necessary and no estimate of a liability, if any, can be made at this time. In addition, no estimate can be made of the amount, if any, that Eljer Manufacturing may receive from JP Industries.

         Wilson, North Carolina, Site. In anticipation of the 1994 sale of the Company's Wilson, North Carolina, manufacturing plant, an environmental investigation was performed of that plant. One monitoring well on the property showed the presence of benzene and methylene chloride. This finding was reported to the State of North Carolina and a follow-up investigation was performed. The Company is now in the process of preparing a report and action plan to be submitted to the state. Another well on the property was found to contain trichloroethene, another hazardous substance. Based on the location of the well, the direction of groundwater flow and the Company's understanding that trichloroethene has never been used at the plant, it is presently the Company's belief that any trichloroethene on the property originated from off-site sources. The Company does not believe it is responsible for remediation of any trichloroethene which may be present at the site. However, the Company retains responsibility under the indemnification provisions included in the Purchase and Sale Agreement to remediate benzene and methylene chloride that exceed maximum levels allowed by North Carolina law. While the cost to comply with the Company's indemnity obligations is estimated at $509,000 based on the use of traditional remediation methods, the Company hopes to receive approval from the state of North Carolina to pursue alternative remediation methods which would substantially reduce these costs. The Company has established accruals which it believes are adequate to provide for the costs of investigation and remediation, if any.

         Proposition 65. As previously disclosed, Eljer Industries, Eljer Manufacturing, U.S. Brass and approximately 15 other manufacturers and sellers of residential and commercial brass faucets are defendants in lawsuits brought by the Attorney General of the State of California and the Natural Resources Defense Council and the Environmental Law Foundation alleging violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). The lawsuits allege that U.S. Brass and Eljer Manufacturing did not label their faucets in conformity with Proposition 65. The lawsuits further allege that U.S. Brass and Eljer Manufacturing knowingly discharged or released lead into drinking water in violation of Proposition 65, which discharge and exposure allegedly arose out of leaching of lead into drinking water from leaded brass faucets manufactured by the defendants. The California trial court has ruled in the case brought by the California Attorney General that no cause of action has been stated to support the claim that faucets leach lead into drinking water. That ruling has been appealed to the California Court of Appeal. As part of a proposal to settle these lawsuits, U.S. Brass has developed a faucet manufactured from bismuth brass as opposed to leaded brass. If a settlement is reached, it is expected that the Company and

U.S. Brass will begin selling the bismuth brass faucets in California as well as continuing to sell its leaded brass faucets with appropriate Proposition 65 labeling. Additionally, the Company and U.S. Brass are currently attempting to negotiate a settlement concerning any penalties that might be due as a result of the failure of the Company and U.S. Brass to properly label faucets sold in California in accordance with Proposition 65 and for the alleged violation of the discharge requirements. The Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial condition or results of operations. Claims have been filed in the U.S. Brass bankruptcy totalling $6 million related to this matter. The Company disputes these claims and expects to file an objection to them in the Bankruptcy Court. The outcome of the claims against U.S. Brass will be dependent on the final plan of reorganization ("Plan"). See Note 2 to the Consolidated Financial Statements in Item 8 for discussion. The Company and U.S. Brass currently label their faucets in accordance with Proposition 65.

         Insurance. The Company has recently made claims to its applicable insurance carriers under certain insurance policies for any amounts paid in the past or for which it may become obligated to pay in the future in connection with various environmental matters. The Company cannot predict the amount, if any, of insurance proceeds that may be received as a result of these environmental claims. No receivables from insurance carriers have been recorded related to environmental matters.

         Additional information regarding legal proceedings of the Company is set forth herein in Notes 2, 13 and 14 to the Consolidated Financial Statements in Item 8, and is incorporated herein by these references.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of Eljer Industries during the fourth quarter of fiscal year 1994.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

MARKET INFORMATION FOR COMMON STOCK

         Eljer Industries' common stock is traded principally on the New York Stock Exchange. The following table reflects the range of high and low selling prices of Eljer Industries' common stock by quarter for 1994 and 1993. This information is based on selling prices as reported by the New York Stock Exchange.

                                                1994              1993
                                          ---------------   ---------------
                                           High      Low     High     Low
                                          ------   ------   ------   ------
First Quarter.........................    $9-1/4   $6-5/8   $9-3/4   $8-1/2
Second Quarter........................     8-1/2    5-7/8    9-1/4    6-1/2
Third Quarter.........................     8-1/2    6-1/2    7-1/4    5-1/4
Fourth Quarter.........................    7-3/4    5-1/8        9    5-5/8

HOLDERS

         At March 24, 1995, there were approximately 9,095 holders of record of common stock.

DIVIDENDS

         No dividends were declared in fiscal 1994 or 1993. The Board of Directors intends to review its dividend policy regularly with the intent of restoring a cash dividend when appropriate; however, Eljer Industries is currently restricted by certain debt covenants from paying dividends during the term of its U.S. credit agreement. See Notes 3 and 7 to the Consolidated Financial Statements in Item 8.

ITEM 6.       SELECTED FINANCIAL DATA

         The  following  table  presents   selected   financial  data  of  Eljer
Industries. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                            1994        1993       1992        1991         1990
                                            ----        ----       ----        ----         ----
                                                   (In millions, except per share amounts)

Net sales ...............................  $406.1       $387.6   $397.3       $402.5       $449.2
Income from operations before unusual
     items ..............................    22.1         21.1     23.4         19.0         20.8
Income (loss) from operations ...........      .3         21.1     23.4        (33.9)        20.8
Income (loss) before income taxes .......   (12.4)         6.4      9.4        (47.8)         6.1
Income (loss) before extraordinary item
     and cumulative effects of changes in
     accounting principles ..............   (12.2)<F3>     3.9     (2.1)       (59.7)         2.5
Net income (loss) .......................   (12.2)<F3>     3.9    (57.3)<F2>   (59.7)         2.5
Earnings (loss) per share before
     extraordinary item and cumulative
     effects of changes in accounting
     principles .........................   (1.72)<F3>     .55     (.30)       (8.46)         .35
Earnings (loss) per share ...............   (1.72)<F3>     .55    (8.11)<F2>   (8.46)         .35
Total assets ............................   257.1        235.4    254.4        239.2        268.8
Long-term debt ..........................    83.0        103.1    114.8         87.7<F1>     88.1
Dividends per common share ..............      --           --       --           --          .28
---------------------

<F1>     Includes long-term debt subject to restructure, included in Current Liabilities at the end of 1991.
<F2>     Includes an extraordinary charge of $16.0 million ($2.26 per share) and cumulative effects of changes in accounting  principles  of $39.2 million  ($5.55 per share).
         See  Note 1 to the  Consolidated  Financial  Statements  in  Item 8 for
         additional discussion.
<F3>     Includes a $21.9 million unusual charge related to U.S. Brass. See Note 2 to the Consolidated
         Financial Statements in Item 8 for additional discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Year ended January 1, 1995 ("1994"), compared with year ended January 2, 1994 ("1993")

         Net sales increased 4.8% or $18.5 million over the 1993 level resulting in the strongest sales performance since 1990. The increase was the result of strong performances in substantially all North American markets where the Company continued to benefit from an improved housing economy and penetration of its traditional channels of distribution and retail chains. 1994 sales of products in North America increased $27.3 million or 8.7% over the 1993 level. As anticipated, European sales continued to decline during 1994, dropping $8.8 million or 11.8% despite a $1.6 million favorable exchange rate impact due to the weakening U.S. dollar.

         Gross profit margins decreased to 27.8% in 1994 compared to 28.2% in 1993. The decline was the result of a significant reduction in the level of sales of higher margin products in Europe, where the market has remained soft, primarily offset by improved margins on the Company's plumbing products due to increased volume and improved product mix. The Company has recently completed reengineering the European operations to reduce costs and anticipates that the benefits of these changes, as well as expected modest economic strengthening, should improve the European results in 1995, although raw material price increases will limit this improvement. The reengineering consisted primarily of the relocation of the Company's operations in Germany to its plants in the United Kingdom. Costs related to the restructuring were approximately $867,000 in 1994 and were covered by accruals established in 1991. Cash flows from European operations are sufficient to cover the cash flow usage resulting from this reengineering of operations.

         Gross profit margins for 1994 improved in North America to 26.5% from 25.6% in 1993. This was primarily attributable to production efficiencies and better cost absorption associated with increased volume. Maintenance of this level of gross profit margin in 1995 will be dependent on the U.S. economy, particularly the housing economy, and the ability of the Company to pass on raw material price increases to its customers.

         Total selling and administrative expenses for 1994 were $865,000 or 1.1% higher than the 1993 level ($81.8 million in 1994; $80.9 million in 1993) primarily as a result of increased sales incentives and commissions due to higher sales volume, partially offset by lower advertising costs. Litigation costs continued to increase in 1994, rising $1.6 million over the 1993 level. The higher costs relate primarily to the Chapter 11 bankruptcy proceeding of U.S. Brass. See Note 2 to the Consolidated Financial Statements in Item 8 for additional discussion.

         In December 1994, U.S. Brass recorded a $21.9 million unusual charge due to uncertainties related to the availability of insurance coverage related to Qest system claims and its inability to achieve a prompt resolution of the bankruptcy case, reducing its net book value to zero. See additional discussion in Note 2 to the Consolidated Financial Statements in Item 8.

         Despite the increased litigation costs, and not considering the unusual charge discussed above, 1994 North American operating income increased $6.4 million, or 40.8%, over the 1993 level, more than offsetting the $5.4 million European decline.

         Interest expense decreased $2.0 million or 13.6% in 1994 from the 1993 level. The decrease was due primarily to the April 1994 expiration of an unfavorable interest rate swap agreement offset somewhat by an increase in interest rates on substantially all North American borrowings primarily due to increases in the prime rate. Interest expense related to the swap agreement was approximately $1.3 million and $4.4 million in 1994 and 1993, respectively.

         Income tax expense was reduced from $2.5 million in 1993 to a tax benefit of $173,000 in 1994. This was due to benefits realized related to certain European pretax losses in 1994 partially offset by the Company's inability to realize the tax benefit of its loss in the United States, which arose from the unusual charge recorded by U.S. Brass.

         Without considering the $21.9 million unusual charge discussed above, net income for 1994 would have increased $5.7 million over the 1993 level, resulting in the Company's best performance since its spin-off from Household. As a result of the unusual charge, net income for 1994 decreased $16.1 million from the 1993 level.

          1993 compared with year ended January 3, 1993 ("1992")

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

          Gross profit margins for 1993 improved in North America to 25.6% from 24.1% in 1992. This was attributable to the continuation of a management strategy to reduce costs and increase margins on major product lines and eliminate those product lines with lower margins. As an example of eliminating a lower margin product line, in September 1993, Eljer Industries sold its Valdosta, Georgia, fiberglass and acrylic plant, and ceased selling under the GlasTec trade name. In April 1994, the Company also sold its Wilson, North Carolina, fiberglass plant. Gross profit margins of the Company's North American plumbing products alone rose from 19.7% in 1992 to 23.0% in 1993 due in part to reduced costs and increased sales of higher margin products, particularly in the last half of 1993, and improved burden absorption on the higher volume.

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

          Total selling and administrative expenses were $3.0 million or 3.6% lower than the 1992 level ($80.9 million in 1993; $83.9 million in 1992), primarily as a result of lower selling expenses in Europe. In addition, costs incurred in 1992 related to the bank debt restructuring were not present in the 1993 results. Conversely, litigation costs were $2.3 million higher in 1993 than in 1992 due primarily to higher litigation costs incurred in the Company's suits against its insurance carriers and costs incurred related to the suit against Household.

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

          Net income for the year increased $6.0 million over the 1992 $2.1 million loss before the extraordinary item and effects of changes in accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

          The net cash provided by operating activities of $10.8 million in 1994 was $3.4 million more than in 1993. The operating cash activity in the 1993 period included a cash usage related to a deposit of approximately $13.2 million in lieu of an appeal bond for the previously disclosed Kowin Development Corporation ("Kowin") litigation, in addition to other costs and fees associated with this lawsuit. On June 30, 1994, following refusal of the United States Supreme Court to review the opinion of the Appeals Court, a final judgment was entered in this suit, approximately $11.6 million of the deposit was paid to Kowin and approximately $2.0 million of related amounts previously paid, including interest thereon, was returned to the Company. The Company has an unfunded postretirement obligation of $40.3 million at the end of 1994. The Company funds its postretirement benefit obligation on a pay-as-you-go basis. Funding was $2.9 million and $2.4 million in 1994 and 1993, respectively.

         Capital expenditures in 1994 were $11.5 million and included production capacity expansion at the Company's Ford City, Pennsylvania, chinaware plant and advanced twin wall chimney production equipment in Europe, as well as the replacement and improvement of capital equipment at various other locations.

         The Company experienced an increase in short-term borrowings during 1994 related mainly to the debtor-in-possession financing secured by U.S. Brass, and to the new revolving credit facility (the

"Revolver") at Eljer Manufacturing (both discussed below). The Company reduced its long-term borrowings by a total of $20.8 million in 1994.

         On October 17, 1994, Eljer Manufacturing entered into the Revolver with Congress Financial Corp. ("Congress"). Under the terms of the Revolver, Congress may advance up to $35 million to Eljer Manufacturing based upon a percentage of eligible accounts receivable and subject to certain criteria. Advances by Congress are secured primarily by the accounts receivable of Eljer Manufacturing. The expiration date of the Revolver is October 17, 1997. The Revolver may be renewed annually thereafter. Approximately $13.0 million of the borrowings from the Revolver was used to repay all amounts outstanding under the Company's prior accounts receivable sale program. An additional $7.5 million of the borrowings was used to repay a portion of the existing term debt pursuant to an amendment which allowed Eljer Manufacturing to enter into the Revolver. Eljer Manufacturing also was required to accelerate a $4.0 million principal repayment of term debt which was originally scheduled for December 30, 1994. After making these payments and $8.3 million of scheduled term debt payments in 1994, the remaining U.S. term debt balance at yearend 1994 was $78.5 million compared to $98.3 million at yearend 1993. No additional U.S. term debt principal reductions are required until the $11.0 million required payment due December 29, 1995, which may be reduced by amounts paid related to certain environmental matters. The balance of the term debt is due April 30, 1996.

         The Company intends to explore some manner of debt restructuring or extension of existing debt prior to the April 1996 term debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing or extension of existing debt and there can be no assurance that any such commitment or extension can be obtained prior to the term debt maturity date. Failure to obtain such a commitment or extension or failure to pay the term debt when due would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except that pledged under the Revolver and assets of U.S. Brass), including the stock of its foreign subsidiaries. Failure to pay the term debt when due, would also be an event of default under the Revolver.

         At yearend 1994, the Company was in compliance with all covenants related to its existing debt. See Note 7 to the Consolidated Financial Statements in Item 8 for additional discussion of debt.

         As discussed in "Legal Proceedings" in Item 3 and in Note 13 "Contingencies" to the Consolidated Financial Statements in Item 8, after March 31, 1992, the Company was unable to demonstrate financial responsibility for closure, post-closure and third party liability with respect to its Salem, Ohio, facility and its Marysville, Ohio, site. On September 30, 1994, the DOJ proposed payment related to the Salem site of a cash penalty of $175,000 with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities. The deferred amount would then be waived if the Company complies with the financial responsibility requirements of the December 1990 consent decree. On October 19, 1994, the Company accepted the DOJ offer pending agreement on a modification to the December 1990 consent decree. The Company currently meets its financial responsibility requirements regarding the Salem facility.

         As previously disclosed, the Ohio EPA has informed the Company that its failure to renew financial responsibility assurances for the Marysville site was being referred to the U.S. EPA on this matter. Although Ohio EPA and U.S. EPA may attempt to impose significant civil and criminal penalties for failure to renew financial assurances for the Marysville site, the Company continues to believe that it has meritorious defenses to the imposition of any penalties and intends to vigorously defend against such penalties and that any penalties ultimately imposed are likely to be less than the maximum potential penalties authorized under the law. However, the Company may be required to place $8.5 million in cash in a trust which will be used to pay for the clean-up at the Marysville site in order to meet the financial assurance requirements. Negotiations are currently being held with the Ohio EPA regarding this matter.

         As previously disclosed, and as discussed in Note 2 to the Consolidated Financial Statements in Item 8, on May 23, 1994 (the "Petition Date"), U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest system and related litigation and to seek confirmation of a Plan which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest system. As previously disclosed, on June 28, 1994, U.S. Brass entered into a debtor-in-possession financing agreement (the "DIP Financing Agreement") with Congress, which had provided secured financing for working capital purposes prior to the Petition Date. Pursuant to the DIP Financing Agreement, Congress agreed to provide loans and advances in an amount not to exceed $20 million when added to the outstanding amount of advances made by Congress prior to the Petition Date. At yearend 1994, the outstanding principal amount of such advances was approximately $7.9 million. U.S. Brass believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and restructuring expenses during 1995 and intends to pay all post-Petition Date operating expenses (including trade obligations) in the ordinary course of business.

         Between 1988 and July 1991 U.S. Brass, Shell Chemical and Celanese Specialty Resins ("Celanese"), a unit of Hoechst Celanese Corporation participated in a toll-free customer hotline for homeowners with Qest system claims. Pursuant to an agreement, U.S. Brass, Shell Chemical, and Celanese shared the cost of repairs and replacements (the "Sharing Agreement"). In July 1991, U.S. Brass withdrew its participation from the Sharing Agreement. Shell Chemical and Celanese have settled and continue to settle cases and repair or replace Qest systems for which they contend that U.S. Brass, was or is partially responsible under the Sharing Agreement. On February 7, 1995, Shell Chemical and Celanese notified U.S. Brass that they believe they have made expenditures on behalf of U.S. Brass totaling approximately $59 million under the Sharing Agreement. However, insufficient information supporting this amount has been provided to U.S. Brass and U.S. Brass disputes the claimed amount and the validity of the Sharing Agreement. This claim will be subject to treatment in U.S. Brass' bankruptcy. A description of claims filed in the U.S. Brass bankruptcy is included in Note 2 to the Consolidated Financial Statements in
Item 8.

         The Official Polybutylene Creditor's Committee (the "PB Committee") has alleged that Eljer Industries, Eljer Manufacturing and Household may be liable for Qest system claims under principles of alter ego and related theories of liability. On January 30, 1995, the Bankruptcy Court denied the PB Committee's motion to file a proposed complaint on behalf of U.S. Brass against the Company to determine whether the Company should be held liable for certain debts of U.S. Brass based on alter ego liability. The PB Committee has filed a notice of appeal from that ruling. Since the filing of U.S. Brass' bankruptcy petition, the PB Committee and certain co-defendants in the Qest system litigation have asserted that Eljer Industries and Eljer Manufacturing are also directly liable for damages arising from the design, manufacture and marketing of the Qest system.

          While the Company may explore settlement alternatives on these issues in the context of U.S. Brass' bankruptcy proceeding, including possible contributions of cash, Eljer Industries' stock, or other consideration to a U.S. Brass Plan, the Company will continue to vigorously contest, absent a settlement, any such claims of derivative or direct liability. However, if such derivative or direct claims were successfully asserted against Eljer Industries or Eljer Manufacturing and a settlement is not achieved during the pendency of the U.S. Brass bankruptcy proceeding, it could, depending upon the availability of insurance coverage for costs and indemnity, have a material adverse effect on the Company's liquidity and financial condition and on its ability to continue to meet its financial obligations. At this time, the number and magnitude of Qest system related claims that may be generated in connection with the U.S. Brass bankruptcy are unknown and an estimate cannot be made. A proposed Plan was filed with the Bankruptcy Court on March 22, 1995. See Note 2 to the
Consolidated Financial Statements in Item 8 for additional discussion. No assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. (See also Notes 2 and 13 to the Consolidated Financial Statements in Item 8.) The resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. The possibility also exists that settlement of claims against the Company (as discussed in Note 2 to the Consolidated Financial Statements in Item 8) could, among other things, result in a change in the Company's equity structure. These matters create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ELJER INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
 Report of Independent Public Accountants ................         17
 Consolidated Statements of Income .......................         19
 Consolidated Balance Sheets .............................         20
 Consolidated Statements of Cash Flows ...................         21
 Consolidated Statements of Shareholders' Equity .........         22
 Notes to Consolidated Financial Statements ..............         23

                                       16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Eljer Industries, Inc.:

         We have audited the accompanying consolidated balance sheets of Eljer Industries, Inc. (a Delaware corporation) and subsidiaries as of January 1, 1995, and January 2, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note 3 to the accompanying consolidated financial statements, the Company will be required to make up to an $11 million term debt payment on December 29, 1995, and the remaining $67.5 million in term debt will become due on April 30, 1996. Management's current projections indicate that there will not be sufficient cash flows from operations to fund the April 1996 obligation. The Company intends to explore some manner of debt restructuring or extension of existing debt prior to the April 1996 U.S. Term Debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing or extension of existing debt and management has indicated that there can be no assurance that any such commitment or extension can be obtained prior to the U.S. Term Debt maturity date.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eljer Industries, Inc. and subsidiaries as of January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1995 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 2 to the consolidated financial statements, the Company and its indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass"), are defendants in a number of lawsuits and are the subject of certain claims which involve the Qest polybutylene plumbing system manufactured and sold by U.S. Brass. In addition, the nature and extent of the insurance coverage related to potential losses arising from these claims and lawsuits are currently being contested by several of the insurance carriers. In order to systematically resolve these matters, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. The possibility also exists that settlement of claims against the Company could, among other things, result in a change in the Company's equity structure. If the Company is not successful in resolving these claims in the U.S. Brass bankruptcy proceeding, it will be required to litigate those claims in the forums in which they may be brought. The ultimate outcome of these matters is uncertain at this time and could have a material, adverse impact on the financial position and results of operations of the Company. These matters create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments or reclassifications that might result from the outcome of these uncertainties.

         As discussed further in Notes 1, 9, and 11 to the consolidated financial statements, effective December 30, 1991, the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.


                                         ARTHUR ANDERSEN LLP

Dallas, Texas,
March 28, 1995

                                              ELJER INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1994          1993          1992
                                                           --------      --------       ------

Net Sales .............................................   $  406,063    $  387,562   $  397,343
Cost of Sales .........................................      293,365       278,374      285,131
                                                          ----------    ----------   ----------
Gross Profit ..........................................      112,698       109,188      112,212
Selling & Administrative Expenses .....................       81,767        80,902       83,910
Litigation Costs ......................................        8,805         7,215        4,931
Unusual Item -  Provision for Polybutylene/Celcon
         Claims .......................................       21,857          --           --
                                                          ----------    ----------   ----------
Income From Operations ................................          269        21,071       23,371
Other Expense, net ....................................        1,687         1,367        1,119
Interest Income .......................................        1,683         1,380        1,922
Interest Expense ......................................       12,662        14,647       14,741
                                                          ----------    ----------   ----------
Income (Loss) Before Income Taxes .....................      (12,397)        6,437        9,433
Tax on Repatriation of Foreign Earnings and Loss
         of Tax Benefit on Indemnified Liabilities ....         --             640        3,583
Income Tax (Benefit) Expense ..........................         (173)        1,899        7,946
                                                          ----------    ----------   ----------
Income (Loss) Before Extraordinary Item and
         Cumulative Effects of Changes in Accounting
         Principles ...................................      (12,224)        3,898       (2,096)
Extraordinary Item ....................................         --            --         16,000
Cumulative Effects of Changes in Accounting Principles:
         Postretirement Benefits ......................         --            --         38,676
         Accounting for Income Taxes ..................         --            --             27
         Postemployment Benefits ......................         --            --            500
                                                          ----------    ----------   ----------
Net Income (Loss) .....................................   $  (12,224)   $    3,898   $  (57,299)
                                                          ==========    ==========   ==========
Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Item and Cumulative
Effects of Changes in Accounting Principles ...........   $    (1.72)   $     0.55   $    (0.30)
Extraordinary Item ....................................         --            --          (2.26)
Cumulative Effects of Changes in Accounting
  Principles ..........................................         --            --          (5.55)
                                                          ----------    ----------   ----------
Net Income (Loss) .....................................   $    (1.72)   $     0.55   $    (8.11)
                                                          ==========    ==========   ==========
Weighted Average Number of Common Shares ..............        7,120         7,085        7,066
                                                          ==========    ==========   ==========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               ELJER INDUSTRIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)


                 ASSETS                                                 1994           1993
                 ------                                                ------         ------
Current Assets:
    Cash & temporary cash investments .............................   $  26,109    $  23,439
    Restricted cash ...............................................      17,266       15,966
    Trade accounts receivable, net of reserves of $7,696 and $8,890      65,332       49,995
    Inventories ...................................................      68,249       59,548
    Other current assets ..........................................       5,603       13,823
                                                                      ---------    ---------

        Total current assets ......................................     182,559      162,771

Properties & Equipment, net .......................................      59,924       58,015
Cost in Excess of Net Tangible Assets Acquired, net ...............      11,281       11,879
Other Assets ......................................................       3,293        2,758
                                                                      ---------    ---------
                                                                      $ 257,057    $ 235,423

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------                                                                          ---------
Current Liabilities:
   Short-term debt and current maturities of long-term debt .......   $  43,065    $  18,430
   Trade accounts payable .........................................      17,705       18,933
   Prepetition liabilities subject to compromise ..................      32,868         --
   Accrued expenses ...............................................      64,675       70,308
                                                                      ---------    ---------

        Total current liabilities .................................     158,313      107,671

Long-Term Debt ....................................................      83,021      103,114
Postretirement Benefits ...........................................      40,353       40,743
Other Liabilities .................................................      14,067       13,144
Deferred Income Taxes .............................................         882          871
                                                                      ---------    ---------

        Total liabilities .........................................     296,636      265,543

Shareholders' Equity (Deficit):
    Common stock, $1 par value, 50,000,000 shares
        authorized; 7,129,626 and 7,092,326 shares outstanding ....       7,186        7,186
    Additional capital ............................................      78,936       78,700
    Accumulated deficit ...........................................    (119,470)    (107,246)
    Foreign currency translation adjustments ......................      (6,174)      (8,666)
    Treasury stock ................................................         (57)         (94)
                                                                      ---------    ---------

        Total shareholders' deficit ...............................     (39,579)     (30,120)
                                                                      ---------    ---------

                                                                      $ 257,057    $ 235,423
                                                                      =========    =========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      1994        1993         1992
                                                                    ---------   ---------   ----------
Cash Flows From Operating Activities:
    Net Income (Loss) ...........................................   $(12,224)   $  3,898    $  (57,299)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities -
        Depreciation and amortization ...........................      9,496      11,245        10,233
        (Gain) loss on disposition of properties
         and equipment ..........................................        370        (124)          321
        Stock issued as compensation ............................        273         180            26
        Change in assets and liabilities -
            Trade accounts receivable ...........................     (2,165)       (745)       (4,699)
            Inventories .........................................     (7,997)      3,197          (603)
            Trade accounts payable and accrued expenses .........     26,582       8,290         8,701
            Accrued litigation - Kowin Development ..............      1,877     (14,021)       16,000
            Postretirement  benefits ............................       (390)         92        40,651
            Other assets ........................................      4,746      (3,165)       (2,036)
            Other, net ..........................................      3,189      (1,515)       (1,665)
        Reduction of sale of outstanding trade
            accounts receivable .................................    (13,000)       --          (7,000)
                                                                    --------    --------    ----------

              Net cash provided by operating activities .........     10,757       7,332         2,630

Cash Flows From Investing Activities:
    Investment in properties and equipment ......................    (11,511)     (7,926)       (7,975)
    Proceeds from disposition of properties and equipment .......        459       1,936         1,081
                                                                    --------    --------    ----------

              Net cash used in investing activities .............    (11,052)     (5,990)       (6,894)

Cash Flows From Financing Activities:
    Increase (decrease) in short-term debt ......................     25,506     (14,481)       19,837
    Repayments of long-term debt ................................    (20,818)       (816)       (3,456)
    Proceeds from issuance of long-term debt ....................       --         1,068         6,479
    Collateralization of letters of credit ......................     (1,639)     (5,513)       (1,019)
    Taxes paid on dividends from foreign subsidiaries ...........       --        (3,974)         --
                                                                    --------    --------    ----------

              Net cash provided by (used in) financing activities      3,049     (23,716)       21,841
                                                                    --------    --------    ----------

Effects of Exchange Rates on Cash ...............................        (84)       (995)       (3,645)
                                                                    --------    --------    ----------

Net Increase (Decrease) in Cash & Temporary Cash
   Investments ..................................................      2,670     (23,369)       13,932
Cash & Temporary Cash Investments, Beginning of Period ..........     23,439      46,808        32,876
                                                                    --------    --------    ----------
Cash & Temporary Cash Investments, End of Period ................   $ 26,109    $ 23,439    $   46,808
                                                                    ========    ========    ==========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                            Foreign                       Total
                                                                            Currency                  Shareholders'
                                   Common    Additional    Accumulated     Translation     Treasury       Equity
                                    Stock      Capital       Deficit       Adjustments      Stock       (Deficit)
                                   -------   ----------    -----------    -------------    --------   -------------
Balance at yearend 1991 ......     $ 7,186     $ 78,525     $  (53,845)     $   4,581      $ (125)     $  36,322
   Shares issued to directors/
     employees ...............          --           19             --             --           7             26
   Foreign currency
     translation adjustments .          --           --             --        (10,014)         --        (10,014)
   Net loss ..................          --           --        (57,299)            --          --        (57,299)
                                   -------     --------     ----------      ---------      ------      ---------

Balance at yearend 1992 ......       7,186       78,544       (111,144)        (5,433)       (118)       (30,965)
   Shares issued to directors/
     employees ...............          --          156             --             --          24            180
   Foreign currency
     translation adjustments .          --           --             --         (3,233)         --         (3,233)
   Net income ................          --           --          3,898             --          --          3,898
                                   -------     --------     ----------      ---------      ------      ---------

Balance at yearend 1993 ......       7,186       78,700       (107,246)        (8,666)        (94)       (30,120)
   Shares issued to directors/
     employees ...............          --          236             --             --          37            273
   Foreign currency
     translation adjustments .          --           --             --          2,492          --          2,492
   Net loss ..................          --           --        (12,224)            --          --        (12,224)
                                   -------     --------     ----------      ---------      ------      ---------

Balance at yearend 1994 ......     $ 7,186     $ 78,936     $ (119,470)     $  (6,174)     $  (57)     $ (39,579)
                                   =======     ========     ==========      =========      ======      =========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Consolidation

         The Consolidated Financial Statements include the assets, liabilities, revenues and expenses of Eljer Industries, Inc., a Delaware corporation, and all wholly-owned subsidiaries ("Eljer Industries" or, together with its subsidiaries, the "Company"). Prior to April 14, 1989 (the "Distribution Date"), the entities now comprising Eljer Industries were subsidiaries and divisions of Household Manufacturing, Inc. ("HMI") or Household Manufacturing, Limited, wholly-owned subsidiaries of Household International, Inc. ("Household"). The Company operates in a single business segment -- the manufacturing and marketing of building products for commercial and residential construction and remodeling. All significant intercompany accounts and transactions have been eliminated.

         Fiscal Year

         The Company reports on a 52-53 week fiscal year ending on the Sunday nearest to December 31. Fiscal year 1994 had 52 weeks, which ended on January 1, 1995. Fiscal years 1993 and 1992 had 52 and 53 weeks, respectively, which ended on January 2, 1994 and January 3, 1993, respectively.

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

         Properties and Equipment

         Properties and equipment, including items financed through capital leases, are recorded at cost and depreciated over their estimated useful lives, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Useful lives range from 20 to 40 years, or lease terms, for buildings and leasehold improvements and from 3 to 12 years, or lease terms, for machinery, fixtures and equipment. Depreciation and amortization expense was $9.1 million, $10.8 million and $9.7 million for 1994, 1993 and 1992, respectively.

         Fair Value of Financial Instruments

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments", which requires the

                             ELJER INDUSTRIES, INC.

disclosure of the fair market value of off- and on-balance-sheet financial instruments. The carrying value of all financial instruments, including long-term and short-term debt, cash and temporary cash investments and restricted cash, approximates their fair value at yearend.

         Cost of Businesses Acquired

         Cost in excess of net tangible assets acquired ("goodwill") is amortized using the straight-line method over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The amortization recorded for 1994, 1993 and 1992 was $433,000, $443,000 and $583,000, respectively. The amount of accumulated amortization was $6.0 million and $5.8 million at the end of 1994 and 1993, respectively.

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

         The Company's customer base for plumbing products consists of plumbing wholesalers and retail outlets primarily in North America. Heating, ventilating and air conditioning products are sold primarily to regional distributors, as well as through retail channels of distribution in the United States, Canada and Europe. Although the Company is directly affected by the well-being of the construction and remodeling and repair industries, and the North American and European economies in general, management does not believe significant credit risk exists at the end of 1994.

         The Company places its temporary cash investments with financial institutions it considers credit worthy, and does not believe significant credit risk exists with respect to these securities at the end of 1994.

         The FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", effective for financial statements issued for fiscal years ending after December 15, 1994. SFAS No. 119 requires new disclosures about derivatives and other financial instruments. At yearend 1994, the Company was not a party to any derivative contracts.

         Foreign Currency Translation

         The Company has foreign subsidiaries operating primarily in Canada, Germany and the United Kingdom. Assets and liabilities of the foreign subsidiaries are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted average exchange rate during the period. These translation methods give rise to cumulative foreign currency translation adjustments which are a component of Shareholders' Equity.

                             ELJER INDUSTRIES, INC.

         In 1994, 1993 and 1992, the Company also had net foreign currency transaction gains (losses) which approximated $78,000, $(120,000) and $762,000, respectively, and which are included in Other Expense, net.

         Environmental Matters

         The Company records a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. With the exception of applicable amounts representing current liabilities, these amounts are recorded as Other Liabilities. The amounts recorded represent the estimated costs of remediation. The Company does not discount environmental liabilities for a specific clean-up site to reflect the time value of money unless the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determined. The litigation expenses relating to environmental matters are accrued separately as incurred. At the time a liability is recorded, amounts recoverable from third parties, if any, would be recorded as an asset. When required, the Company may make capital improvements to establish or maintain compliance with environmental regulations. Such capital expenditures would be subject to the same accounting policies as all other Properties and Equipment. The costs associated with investigation and assessment of environmental compliance are expensed as incurred. See Note 13 for discussion of Environmental Matters.

         Changes in Accounting Principles

         During the first quarter of 1994, the Company adopted the provisions of FASB Interpretation No. 39 ("FIN 39"). FIN 39 requires the Company to present separately in its Consolidated Balance Sheets its contingent liabilities which can be estimated and the related recoverable assets. Accordingly, the Consolidated Balance Sheet and Consolidated Statement of Cash Flows for 1993 have been reclassified to conform to the 1994 presentation. The resulting asset is a component of Other current assets in the accompanying Consolidated Balance Sheets.

         In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The standard mandated a significant change in the method of expensing these benefits, requiring companies to charge the expected cost of these benefits to expense during the years employees render services rather than expensing these costs as benefits are paid. The statement was effective for fiscal years beginning after December 15, 1992, however, the Company elected early adoption of the statement as of the beginning of 1992. The cumulative effect of this change in accounting principle in 1992 was approximately $38.7 million. See Note 9 for further discussion.

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

                             ELJER INDUSTRIES, INC.

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

(2)      BANKRUPTCY OF UNITED STATES BRASS CORPORATION:

         On May 23, 1994, (the "Petition Date") the Company's indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The purpose of the filing is to resolve systematically the issues resulting from the Qest polybutylene plumbing systems (the "System" or the "Qest system") and related litigation and to seek confirmation of a plan of reorganization (the "Plan") which, among other things, provides for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest system. U.S. Brass is conducting its business and managing its properties as a debtor-in-possession under Section 1108 of the Bankruptcy Code subject to the supervision and orders of the Bankruptcy Court.

         Qest System Litigation

         Since 1975,  U.S.  Brass or its  predecessor  Qest  Products,  Inc. has engaged in the manufacture and sale of Qest systems. U.S. Brass is a defendant (together in some cases with Eljer Industries, Eljer Manufacturing, Inc. ("Eljer Manufacturing"), Qest Products, Inc. and Household), in a number of lawsuits arising out of the manufacture and sale of the Qest systems for residential site-built applications between 1979 and 1986 and for manufactured housing, including mobile homes and recreational vehicle applications between 1975 and 1990. The Qest system litigation led U.S. Brass to file for Chapter 11 bankruptcy protection in May 1994. The Bankruptcy filing is discussed more fully below. The Company does not currently engage and has never engaged in the manufacture and sale of the Qest system, except through U.S. Brass; although, as discussed more fully below, direct claims allegedly arising out of the manufacture and sale of the Qest system have been made against Eljer Industries and Eljer Manufacturing.

         Other defendants in the Qest system lawsuits are Shell Chemical Company ("Shell Chemical"), a subsidiary of Shell Oil Company, the manufacturer of polybutylene resin from which U.S. Brass extrudes the pipe used in the System, Celanese Specialty Resins ("Celanese"), a unit of Hoechst Celanese Corporation ("Hoechst Celanese") and the manufacturer of a resin from which U.S. Brass molded the Celcon acetal fittings formerly used in the System, other pipe and fittings manufacturers, and builders, developers and plumbing contractors. These lawsuits allege that the Qest system leaked and seek recovery based on negligence, breach of warranty, strict tort liability and, in some cases, fraud or misrepresentation. Most of the claims involve Systems that began to leak after installation, although a limited number of claims involve Systems that have not leaked. In cases in which Systems have leaked, the vast majority of the failures experienced to date have involved the Celcon acetal fittings, rather than the polybutylene pipe, although recent allegations have been made that the polybutylene pipe is subject to premature failure. U.S. Brass stopped selling Celcon fittings for residential site-built construction after 1986 and for mobile homes and recreation vehicles after 1990. In 1988 U.S. Brass began using Shell Duraflex PB4137 resin ("PB4137 Resin") to extrude polybutylene pipe. The Company believes copper and brass insert fittings and polybutylene pipe extruded from PB4137 Resin have performed satisfactorily. U.S. Brass continues to manufacture and sell Qest systems with this polybutylene pipe using copper and brass insert fittings.

                             ELJER INDUSTRIES, INC.

         As of the Petition Date, U.S. Brass had judgments against it related to these lawsuits of approximately $3.2 million, which were covered by previously established accruals. These accruals remain at the end of 1994 since all Qest system litigation against U.S. Brass has been stayed pending the outcome of the bankruptcy proceeding.

         U.S. Brass did not, for the most part, sell Qest systems directly to homeowners, but instead sold components of its Qest system to plumbing wholesalers and distributors who in turn sold those products to plumbing contractors. The plumbing contractors used, in whole or in part, Qest system components (fittings, pipe and accessories), assembled those components into plumbing systems, and installed those plumbing systems in homes and other buildings. In many cases it is believed that plumbing contractors mixed components from U.S. Brass and other manufacturers to assemble the plumbing systems they installed. Although newly discovered data has recently been collected that may permit a calculation of the number of Qest system installations using Celcon fittings, such data has not yet been analyzed and an accurate estimate of Qest system installations has not yet been made.

         Similarly, data is not currently available to permit U.S. Brass to estimate accurately the number of installations that have failed or the number of claims regarding installations that have been settled to date. Settlements have been entered into by a number of parties, including U.S. Brass. However, U.S. Brass does not have access to all of the settlement data. Through the Petition Date, approximately 109 Qest system lawsuits involving approximately 30,000 residential claims, remained pending, not including purported class members in certain class action lawsuits pending in Arizona, California and Nevada. Through this same period, U.S. Brass had paid approximately $63 million in settlements related to its Qest system of which approximately $50 million has been reimbursed by the Company's primary and excess insurance carriers. Some of the insurance reimbursements made to U.S. Brass have been paid under a reservation of rights (see Insurance Coverage below).

         Between 1988 and July 1991 U.S. Brass, Shell Chemical and Hoechst Celanese participated in a toll-free consumer hotline for homeowners with Qest system claims. U.S. Brass, Shell Chemical and Hoechst Celanese shared the cost of repairs and replacements (the "Sharing Agreement") until July 1991 when U.S. Brass withdrew its participation. Shell Chemical and Hoechst Celanese have settled and continue to settle cases and repair or replace Qest systems for which they contend that U.S. Brass was or is partially responsible under the Sharing Agreement. As of February 7, 1995, Shell Chemical and Hoechst Celanese claim that they have expended approximately $59 million under the Sharing Agreement on behalf of U.S. Brass. U.S. Brass disputes the validity of the Sharing Agreement and the validity of the claimed amount. Shell Chemical and Hoechst Celanese have not provided U.S. Brass with sufficient information to support this amount, which, if ultimately proven to be a liability of U.S. Brass, should be subject to coverage by insurance and will be subject to treatment in U.S. Brass' bankruptcy discussed below.

         In December 1993, Celanese filed suit in New Jersey state court against U.S. Brass, Eljer Manufacturing and Household seeking damages arising out of the sale of raw materials used in the manufacture of the Celcon acetal fittings used in the Qest system and out of the Sharing Agreement. In May 1994 Shell Chemical filed an action against U.S. Brass, Eljer Manufacturing and Household in New Jersey state court seeking damages arising out of the Sharing Agreement. These actions have been transferred to the Bankruptcy Court where they remain pending on a motion by Shell Chemical and Celanese to sever the claims against Household and remand those claims back to New Jersey state court.

         As discussed above, an estimate of additional liability related to Qest system litigation cannot be made. However, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a $21.9 million unusual charge against

                             ELJER INDUSTRIES, INC.

earnings in 1994 which reduced its net book value to zero. Additional descriptions of the insurance coverage, the U.S. Brass bankruptcy and its potential impact on the Company are discussed below.

         Insurance Coverage

         Although insurance carriers have paid a substantial portion of the claims made to date by U.S. Brass, since 1985 the Company has been involved in litigation with its insurance carriers concerning coverage for Qest system litigation. In 1992 the United States Court of Appeals for the Seventh Circuit issued an opinion holding that the policy period of coverage of a Qest system claim is triggered by the date of installation of the System as opposed to the date when the leak occurs. The 1992 favorable decision is significant because most of the Company's insurance policies purchased after 1987 generally exclude coverage for certain Qest system claims. However, significant insurance coverage litigation remains pending and the Seventh Circuit opinion is not necessarily binding on all insurance carriers issuing coverage to the Company. In addition, some reimbursement of insurance payments may be ultimately required for payments made under reservations of rights, retrospective premium adjustments or indemnification agreements. An estimate of this amount cannot be made as it is dependent on the outcome of the litigation described below.

         Various insurance carriers filed state court actions in Illinois and one in California state court seeking declaratory relief that they are not obligated to provide insurance coverage for Qest system litigation. These actions were removed to the Bankruptcy Court for the Northern District of Illinois (the "Illinois Bankruptcy Court") soon after U.S. Brass filed its Chapter 11 petition. On November 11, 1994, the Illinois Bankruptcy Court denied U.S. Brass' motion to transfer venue to the U.S. District Court for the Eastern District of Texas and granted the insurer's motion to abstain from hearing the case and to remand to the state courts. U.S. Brass has appealed the ruling of the Illinois Bankruptcy Court to the U.S. District Court for the Northern District of Illinois. The Illinois Bankruptcy Court has suspended the operation of the remand order pending the resolution of the appeal. The Illinois cases remain subject to the bankruptcy automatic stay. Additionally, on June 14, 1994, U.S. Brass filed a complaint commencing an adversary action in the Bankruptcy Court against all insurance companies involved in the Illinois state court actions as well as one additional carrier. This action was dismissed by the Bankruptcy Court on the basis of the earlier-filed litigation that was pending in Illinois. U.S. Brass has appealed the ruling of the Bankruptcy Court to the U.S. District Court for the Eastern District of Texas. Because this litigation is in the early stages and because it is not possible to predict the outcome of its appeals, it is not possible to estimate the amount of insurance proceeds, if any, that U.S. Brass will ultimately recover for Qest system claims.

         Other Litigation

         As previously disclosed, U.S. Brass has filed an appeal with the United States Court of Appeals for the Tenth Circuit of the $1.2 million judgment against U.S. Brass entered in 1993 involving a modified crimping tool used in the installation of the Qest system. At yearend 1994, U.S. Brass had adequate accruals established related to this judgment. Any judgment that may ultimately be obtained in this case will be an unsecured claim in U.S. Brass' bankruptcy proceeding and paid in accordance with the provisions of the Plan.

         Status of U.S. Brass Bankruptcy Proceeding

         The filing of its voluntary Chapter 11 petition acted as an automatic stay of certain litigation and other actions against U.S. Brass or its property. Among other things, the automatic stay applies to the commencement or continuation of federal, administrative or other actions or proceedings against U.S. Brass that were or could have been commenced before the Chapter 11 case was filed or to recover a claim

                             ELJER INDUSTRIES, INC.

against U.S. Brass that arose before the case was filed. Consequently, U.S. Brass' creditors are prohibited from attempting to collect prepetition debts without the consent of the Bankruptcy Court. Any creditor may seek relief from the stay by making a motion to the Bankruptcy Court. U.S. Brass believes the automatic stay extends also to claims made in those lawsuits filed against the Company, Eljer Manufacturing and Household, based upon alter ego and related theories of liability (see Claims Against the Company discussion below). U.S. Brass contends that under bankruptcy law, such claims are property of U.S. Brass by reason of its Chapter 11 filing.

         On March 22, 1995, Eljer Industries, Eljer Manufacturing, and U.S. Brass filed with the Bankruptcy Court a proposed Plan for U.S. Brass under chapter 11 of the Bankruptcy Code. The Plan provides for, among other things, the liquidation and treatment of claims against U.S. Brass involving the Qest system through a trust to be established under the Plan. The Plan provides that the trust will be assigned rights under certain historical insurance policies maintained for the benefit of Eljer Manufacturing, U.S. Brass and, in some cases, Eljer Industries. Most of the insurance carriers which provided these policies are involved in the litigation described in Insurance Coverage above. The proceeds of other litigation are also expected to help fund the trust. The Plan also provides that other persons, subject to Bankruptcy Court approval, may make contributions to the trust. Shell Chemical has proposed a settlement wherein it would contribute up to $200 million to the trust. The Plan provides that holders of claims involving the Qest system will be prevented, through an injunction, from pursuing any such claims against Eljer Industries, Eljer Manufacturing, U.S. Brass and any other person who makes a contribution to the trust as approved by the Bankruptcy Court. Each holder of a general unsecured claim (other than Qest system claims) may either receive an immediate one time cash payment of 50% of its claim or receive 100% over time. Under the Plan, Eljer Manufacturing will retain its equity interest in U.S. Brass if the Bankruptcy Court determines, in connection with the confirmation of the Plan, that all classes of claims are paid in full or have accepted the Plan. Otherwise, the Plan provides that the existing equity interest in U.S. Brass will be cancelled, and the new equity interests in U.S. Brass will be transferred to the trust to be held for sale within 120 days of the Plan's effective date. If such an event occurs, Eljer Manufacturing could reacquire U.S. Brass through a successful bid at the time of such sale. The proposed disclosure statement ("Disclosure Statement") submitted with the Plan is subject to approval by the Bankruptcy Court and the proposed Plan is subject to a vote of U.S. Brass' creditors. Any other party is free to file its own Plan with the Bankruptcy Court, although no party has done so. No hearing on the proposed Disclosure Statement has been set and it is not known when the Plan will be submitted to creditors for voting.

         It is not presently possible to predict the outcome of the proposed Plan. It is also not presently possible to estimate the ultimate number or dollar value of Qest system claims that may be filed and allowed in the bankruptcy case (see discussion of Claims Filed in the U.S. Brass Bankruptcy Proceeding below). In addition, because of the uncertainties related to the insurance litigation, it is not presently possible to estimate the value of the assets that may be available to satisfy any claims that may be filed and allowed. There is a possibility that the Company would lose all or some of its equity interest in U.S. Brass if the Bankruptcy Court does not determine that claimants will receive 100% satisfaction of their allowed claims. In the event the Company loses all or some of its equity interest in U.S. Brass, the Company might be able to repurchase its equity interest in U.S. Brass through the payment of additional consideration, although there can be no assurances that other bidders for U.S. Brass would not emerge or that the Company would have sufficient resources with which to pay for U.S. Brass. Accordingly, the resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. The possibility also exists that settlement of claims against the Company (see Claims Against the Company discussion below) could, among other things, result in a change in the Company's equity structure. These matters create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form.

                             ELJER INDUSTRIES, INC.

         Claims Filed in the U.S. Brass Bankruptcy Proceeding

         In a bankruptcy proceeding, the Bankruptcy Court establishes a date by which all claims against the debtor must be filed (the "Bar Date"). The Bar Date for non-Qest system creditors of U.S. Brass was March 1, 1995. U.S. Brass or other parties may seek extensions of this Bar Date. Under the proposed Plan, there is no Bar Date for creditors who hold claims relating to the Qest system.

         As of March 1, 1995, approximately 1,000 claims had been filed with the Bankruptcy Court, asserting the aggregate amount of approximately $1.5 billion, consisting primarily of alleged Qest system related damages. Additional claims may be filed. Many claims are disputed or based on contingencies that have not occurred. Additional claims have been made which do not specify the amount of damages. Any party to the bankruptcy, including U.S. Brass, may object to a filed claim. Following such an objection, the claim will be allowed only in an amount as determined by the Bankruptcy Court. U.S. Brass has not yet reviewed all of the claims filed, but expects that it will file objections to many of the claims. The outcome of such objections cannot be predicted and the number or value of claims that may be allowed by the Bankruptcy Court cannot be estimated at this time. As discussed above, an estimate of additional liability related to Qest system litigation cannot be made. However, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a $21.9 million unusual charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends on adjusting its litigation reserves during the course of the bankruptcy in order to maintain an equity balance of zero.

         Claims Against The Company

         The Official Polybutylene Creditors' Committee (the "PB Committee") has alleged that Eljer Industries, Eljer Manufacturing and Household may be liable for Qest system claims under principals of alter ego and related theories of liability. On January 30, 1995, the Bankruptcy Court denied the PB Committee's motion to file a proposed complaint on behalf of U.S. Brass against the Company to determine whether the Company should be held liable for certain debts of U.S. Brass based on alter ego liability. The PB Committee has filed a notice of appeal from that ruling.

         Certain parties have alleged that claims exist against Eljer Manufacturing and Eljer Industries relating to the Qest system. Approximately 54 lawsuits representing approximately 30,000 homes have been filed in state or federal courts in 8 different states that name Eljer Industries and/or Eljer Manufacturing (or its predecessor HMI), in addition to U.S. Brass or other parties, as defendants. These claims include allegations of direct and alter ego liability. The Company does not believe that they have merit and will vigorously defend such charges, although no assurances can be given that the Company will prevail if such lawsuits are ultimately tried. As such, the Company cannot estimate the amount, if any, for which it may ultimately be liable. The Company may attempt to resolve such claims in the U.S. Brass bankruptcy through the contribution of consideration which could take the form of cash, securities of the Company or other consideration. However, no assurances can be given that those settlement attempts will prove successful nor can estimates be given as to the value of the consideration that might ultimately be offered in an attempt to settle those claims. If the Company is not successful in resolving these claims in the U.S. Brass bankruptcy proceeding, it will be required to litigate those claims in the forums in which they may be brought.

         Selected Financial Data

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-

                             ELJER INDUSTRIES, INC.

possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Consolidated Balance Sheets. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at the end of 1994, U.S. Brass had a net affiliate receivable of approximately $2.5 million.

         Selected financial data for U.S. Brass are as follows (in thousands):

                                                               For the Fiscal Year Ended
                                                          ------------------------------------
                                                          January        January       January
                                                          1, 1995        2, 1994       3, 1993
                                                          -------        -------       -------
 Net Sales to Nonaffiliate Customers ..............       $ 83,214      $ 74,080      $ 76,570
 Sales to Affiliates ..............................         16,740        16,688        16,907
 Reorganization Expenses ..........................          2,776          --            --
 Income from Operations Before Unusual Items ......          1,377         5,457         6,994
 Income (Loss) from Operations ....................        (20,480)        5,457         6,994
 Income (Loss) Before Income Taxes ................        (21,628)        4,191         6,123
 Net Income (Loss) ................................        (21,801)        2,472         2,876

 Cash (Used in) Provided by Operating Activities ..         (2,239)        9,131         7,028
 Cash Used in Investing Activities ................         (2,341)         (994)         (824)
 Cash Provided by (Used in) Financing Activities ..          3,708        (6,767)       (3,897)
 Total Cash Flow ..................................           (872)        1,370         2,307

                                                                      As of January  As of January
                                                                         1, 1994        2, 1994
                                                                      -------------  -------------
 Total Current Assets .............................                       35,966        34,438
 Total Assets .....................................                       52,725        50,607
 Total Liabilities ................................                       52,725        28,806
 Total Shareholders' Equity .......................                           --        21,801

Cash payments of reorganization items made since the Petition Date are immaterial.

(3)      LIQUIDITY AND CAPITAL RESOURCES:

         Financing Agreements

         The Company experienced an increase in short-term borrowings during 1994 related mainly to the debtor-in-possession financing agreement (the "DIP Financing Agreement") secured by U.S. Brass, and the new revolving credit facility (the "Revolver") at Eljer Manufacturing discussed below. The Company reduced its long-term borrowings by a total of $20.8 million in 1994.

                             ELJER INDUSTRIES, INC.

         On October 17, 1994, Eljer Manufacturing entered into the Revolver with Congress Financial Corp. ("Congress"). Under the terms of the Revolver, Congress may advance up to $35 million to Eljer Manufacturing based upon a percentage of eligible accounts receivable and subject to certain criteria. Advances by Congress are secured primarily by the accounts receivable of Eljer Manufacturing. The expiration date of the Revolver is October 17, 1997. The Revolver may be renewed annually thereafter. Approximately $13.0 million of the borrowings from the Revolver was used to repay all amounts outstanding under the Company's prior accounts receivable sale program. An additional $7.5 million of the borrowings was used to repay a portion of the Company's U.S. term debt agreement (the "U.S. Term Debt") pursuant to an amendment which allowed Eljer Manufacturing to enter into the Revolver. Eljer Manufacturing also was required to accelerate a $4.0 million principal repayment of U.S. Term Debt which was originally scheduled for December 30, 1994. After making these payments and $8.3 million of scheduled U.S. Term Debt payments in 1994, the remaining U.S. Term Debt balance at yearend 1994 was $78.5 million compared to $98.3 million at yearend 1993. No additional U.S. Term Debt principal reductions are required until the $11.0 million required payment due December 29, 1995, which may be reduced by amounts paid related to certain environmental matters. The balance of the U.S. Term Debt is due April 30, 1996. The interest rate under the U.S. Term Debt was the prime rate, plus a margin of 3.0% (or 11.5%) at the end of 1994 and will be increased by 0.5% at six month intervals to maturity.

         The Company intends to explore some manner of debt restructuring or extension of existing debt prior to the April 1996 U.S. Term Debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing or extension of existing debt and there can be no assurance that any such commitment or extension can be obtained prior to the U.S. Term Debt maturity date. Failure to obtain such a commitment or extension or failure to pay the term debt when due would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except that pledged under the Revolver and assets of U.S. Brass), including the stock of its foreign subsidiaries. Failure to pay the term debt when due, would also be an event of default under the Revolver.

         U.S. Brass

         As previously disclosed, and as discussed extensively in Note 2, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 28, 1994, U.S. Brass entered into the DIP Financing Agreement with Congress, which had provided secured financing for working capital purposes prior to the Petition Date. Pursuant to the DIP Financing Agreement, Congress agreed to provide loans and advances in an amount not to exceed $20 million when added to the outstanding amount of advances made by Congress prior to the Petition Date. At yearend 1994, the outstanding principal amount of such advances was approximately $7.9 million. Unused availability was approximately $6.6 million with an additional $1.8 million available for professional fees, payment of which is subject to Bankruptcy Court approval. U.S. Brass believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and reorganization expenses during 1995 and intends to pay all post-Petition Date operating expenses (including trade obligations) in the ordinary course of business.

         Restricted Cash

         Restricted cash relates to cash that is legally restricted as to its use. At yearend 1994 and 1993, the Company had several components of restricted cash. Approximately $6.0 million and $6.3 million at yearend 1994 and 1993, respectively, of the restricted cash balance relates to the reimbursement, from an insurance carrier under a reservation of rights, of certain settlement and litigation payments previously made by or on behalf of U.S. Brass. The cash is restricted as to its use by the U.S. Term Debt only for the

                             ELJER INDUSTRIES, INC.

payment of settlements, judgments, appeal bonds and deposits, attorneys' fees, and related expenses in the Qest system and other litigation. In addition, the Company maintained restricted cash balances of approximately $11.3 million and $9.7 million at yearend 1994 and 1993, respectively, to secure letters of credit.

(4)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                      1994         1993
                                                    --------      -------
             Finished goods ....................    $ 35,105      $33,572
             Work in process ...................       9,617        8,529
             Raw materials .....................      23,527       17,447
                                                    --------      -------

                 Total inventories .............    $ 68,249      $59,548
                                                    ========      =======


         Included in finished goods, work in process and raw materials are inventories valued on the LIFO method of $57.6 million and $46.1 million at the end of 1994 and 1993, respectively.

         If inventories valued on the LIFO method had been valued at their current cost, they would have been $10.2 million and $8.4 million higher at the end of 1994 and 1993, respectively.

         In 1994, LIFO inventory quantities increased, causing cost of goods sold to be approximately $1.8 million higher than if inventories had been valued at their current cost. During 1993 and 1992 inventory quantities were reduced which resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1993 and 1992 purchases, the effect of which decreased cost of goods sold by approximately $732,000 and $390,000, respectively.

         The Company recorded a $5 million accrual for inventory discontinued in 1991. Charges against accruals in 1994, 1993 and 1992 were approximately $468,000, $2.1 million and $1.1 million, respectively.

(5)      PROPERTIES AND EQUIPMENT:

         Properties and equipment, net, consisted of assets owned and leased under capital lease arrangements and were as follows (in thousands):

                                                     1994         1993
                                                   --------      -------
     Land ....................................   $    3,417    $   3,473
     Buildings and leasehold improvements ....       36,419       36,536
     Machinery, fixtures and equipment .......      121,416      112,799
     Accumulated depreciation and amortization     (101,328)     (94,793)
                                                 ----------    ---------

    Properties and equipment, net ............   $   59,924    $  58,015
                                                 ==========    =========

                             ELJER INDUSTRIES, INC.

(6)      ACCRUED EXPENSES:

         Accrued expenses consisted of the following (in thousands):

                                                    1994       1993
                                                  --------   -------
          Accrued income taxes ................   $  6,779   $ 5,492
          Accrued payroll and employee benefits     14,155    13,148
          Insurance related accruals ..........     12,971    13,601
          Litigation and related reserves .....      9,638    19,255
          Accrued rebates .....................      8,428     5,122
          Other current liabilities ...........     12,704    13,690
                                                  --------   -------

              Total accrued expenses ..........   $ 64,675   $70,308
                                                  ========   =======

(7)      DEBT:

         Short-Term Facilities

         As discussed in Note 3, Eljer Manufacturing entered into the Revolver, for up to $35 million based upon a percentage of accounts receivable and subject to certain criteria, with Congress during 1994. The Revolver requires maintenance of various covenants related to information requests, additional indebtedness, and other non-financial requirements. Eljer Manufacturing was in compliance with all such covenants at yearend 1994. At the end of 1994, the outstanding principal amounts of advances were approximately $22.1 million and unused availability was approximately $6.7 million. Additional restrictive covenants are placed on the Company if the unused availability amount falls below $3.5 million. Interest is calculated based upon the prime rate per annum plus an additional 1% unless Eljer Manufacturing elects to convert a portion of the prime rate loans to Eurodollar rate loans, which have an interest rate of LIBOR plus an additional 3%. Yearend 1994 interest rates were approximately 9.19% on approximately $9.0 million of Eurodollar rate based loans, and 9.5% on approximately $13.1 million of prime rate based loans.

         As discussed in Notes 2 and 3, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, and on June 28, 1994, entered into the DIP Financing Agreement with Congress for up to $20 million borrowings based on a percentage of accounts receivable and inventories and subject to certain criteria. As security for the financing under the DIP Financing Agreement, which expires in June 1996, the Bankruptcy Court authorized U.S. Brass to grant first priority liens and security interests to Congress over certain present and future accounts receivable and inventory of U.S. Brass generated on and after the Petition Date and certain other assets. The DIP Financing Agreement requires the maintenance of certain financial covenants, including tangible net worth, working capital and capital expenditure requirements. At the end of 1994, U.S. Brass was in compliance with all covenants under the DIP Financing Agreement. The total principal amounts owed by U.S. Brass related to the DIP Financing Agreement and the previous financing agreement at yearend 1994 and 1993 were approximately $7.9 million and $3.9 million, respectively. Interest related to these agreements is the prime rate per annum plus an additional 2%, or 10.5% and 8.0% at yearend 1994 and 1993, respectively. In addition, $300,000 and $100,000 in facility fees and closing costs were paid in 1994 and 1993, respectively.

         The Company's Selkirk subsidiary in the United Kingdom is party to a credit agreement with a bank which includes a revolving credit facility whereby the subsidiary may borrow the British Pounds Sterling or Deutsche Mark equivalent of approximately $7.3 million. The revolver, which expires in September 1997,

                             ELJER INDUSTRIES, INC.

is secured by substantially all the Selkirk subsidiary's assets as defined in the facility agreement between the subsidiary and the bank. Financial covenants are consistent with the long-term U.K. foreign bank term debt discussed below. There were no balances outstanding at yearend 1994 and 1993 under this facility. Commitment fees are calculated at 0.75% per annum payable quarterly and in arrears on any undrawn portion of the revolving credit facility. In addition, the Company's Selkirk subsidiary in Germany had unsecured credit lines with German banks totaling approximately $4.8 million, of which approximately $4.0 million was available at yearend 1994. There are no scheduled expiration dates on these lines; however they are reviewed annually by the banks for renewal. The total amount outstanding related to these credit lines at the end of 1994 and 1993 was approximately $780,000 and $1.2 million, respectively. Interest on debt outstanding at annual yearend rates ranged from 8.5% to 9.5% in 1994 and 9.0% to 10.25% in 1993.

         At  yearend  1994 and 1993,  the  weighted  average  interest  rates on
outstanding   short-term   borrowings   were   approximately   9.7%  and   8.3%,
respectively.

         Long-Term Facilities

         Long-term debt consisted of the following (in thousands):

                                                                     1994          1993
                                                                    ------        ------
Domestic:
    U.S. Term Debt, secured ...................................   $   78,513   $   98,251
    Industrial revenue bonds, secured by letters of
       credit and certain fixed assets of the Company,
       bearing interest at varying rates between
       6.75% and 14.00% .......................................        9,755        9,805
    Capital lease obligations, secured by letters of credit and certain fixed assets of the Company, bearing interest
       at 8.50% ...............................................          223          439
Foreign:
    Bank Term Debt, secured ...................................        6,862        7,939
                                                                  ----------   ----------

Subtotal ......................................................       95,353      116,434
Less: Current maturities of long-term debt ....................       12,332       13,320
                                                                  ----------   ----------
                                                                  $   83,021   $  103,114
                                                                  ==========   ==========

         The Company's U.S. Term Debt and related agreements were amended in October 1994. See Note 3 for discussion.

         As discussed above, the Company's Selkirk subsidiary in the United Kingdom is party to financing arrangements with a European bank which includes a revolving credit facility (discussed above) and a term debt portion. The term debt matures on June 30, 1999, and provides for scheduled semiannual principal payments. This facility bears interest at varying rates based upon LIBOR plus an additional margin of between 1.5% to 1.75% based upon the ratio of operating cash flows to debt servicing payments. Borrowings are made in either British Pounds Sterling or German Deutsche Marks and are secured by substantially all the assets of the Company's subsidiaries in the United Kingdom as defined in the facility agreement.

         Both the foreign and domestic term debt are subject to certain financial covenants with which the Company was in compliance at yearend 1994. These covenants include tangible net worth, operating cash

                             ELJER INDUSTRIES, INC.

flow and various other debt service, fixed charge and current ratio requirements. In addition, the Company is restricted by certain covenants from paying dividends during the term of its U.S. Term Debt.

         Aggregate maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

                     1995 ...................      $ 12,332
                     1996 ...................        68,912
                     1997 ...................         2,448
                     1998 ...................         1,623
                     1999 ...................         1,338
                     Thereafter .............         8,700
                                                   --------

                             Total ..........      $ 95,353
                                                   ========

         Cash paid for interest during 1994, 1993 and 1992 was $14.2 million, $14.2 million and $14.5 million, respectively.

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

         The  Company's  net  periodic   pension  cost  includes  the  following
components (in thousands):

                                                 1994       1993       1992
                                                -------    -------    -------
Service cost during the period ..............   $ 3,273    $ 2,851    $ 2,773
Interest cost on projected benefit obligation     1,833      1,541      1,299
Actual return on plan assets ................       611     (2,252)      (331)
Net amortization and deferral ...............    (1,563)     1,507       (176)
                                                -------    -------    -------

    Net periodic pension cost ...............   $ 4,154    $ 3,647    $ 3,565
                                                =======    =======    =======

                             ELJER INDUSTRIES, INC.

         The projected benefit obligations assumed an annual discount rate of 8.0% to 8.5% in 1994 and 7.5% to 9.0% in 1993. The annual rate of compensation increase ranged from 4.0% to 7.0% in 1994 and in 1993. The expected long-term annual rate of return on plan assets, which consists primarily of mutual funds, was 8.5% to 9.5% in 1994 and 8.5% to 10% in 1993. The amortization period for prior service cost is 14 to 18 years, depending on the plan, which approximates the average remaining service period of the employee work force. The funded status of the plans is as follows (in thousands):

                                                                       1994         1993
                                                                     ---------    ---------

Actuarial present value of benefit obligations:
    Vested benefit obligations ...................................   $  14,577    $  13,313
                                                                     =========    =========

    Accumulated benefit obligations ..............................   $  16,745    $  15,580
                                                                     =========    =========

    Projected benefit obligations ................................   $  25,065    $  25,304

Plan assets at fair value ........................................      18,009       16,899
                                                                     ---------    ---------

Projected benefit obligations in excess of plan assets ...........       7,056        8,405
Unrecognized net loss ............................................        (415)      (1,799)
Unrecognized prior service cost ..................................      (4,302)      (4,661)
Remaining unrecognized net obligation established at April 1, 1989          --         (347)
                                                                     ---------    ---------

Pension liability included in accrued expenses ...................   $   2,339    $   1,598
                                                                     =========    =========

         The Company also has a defined contribution plan available to all domestic employees in which each participant's contribution is matched in part by the Company up to a maximum of 3% of the participant's compensation. The Company's matching contribution for this plan was approximately $742,000 in 1994, $715,000 in 1993 and $666,000 in 1992.

(9)      OTHER POSTRETIREMENT BENEFITS:

         The Company sponsors a welfare benefit plan which provides for certain health care and life insurance postretirement benefits to certain retired employees in the United States. Life insurance and comprehensive medical benefits are available to certain active employees who, immediately upon retirement, receive a pension under the Company's retirement plan. Postretirement benefits are also continued for certain former employees who are currently receiving Company pension benefits. Generally, the medical program covers dependents of retirees in addition to former employees. Retiree contributions are required in the case of medical benefits for most retirees and their eligible surviving spouses.

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

         The following table sets forth the plan's combined funded status reconciled with the amount shown in the Company's financial statement at the end of 1994 and 1993 (in thousands). Since the Company funds the plan on a
"pay-as-you-go" basis, the Company's postretirement health care plan is underfunded.

                             ELJER INDUSTRIES, INC.

                                                     1994        1993
                                                   ---------   ---------
Accumulated postretirement benefit obligation:
    Retirees ...................................   $  25,796   $  30,857
    Fully eligible active plan participants ....       3,467       3,576
    Other active plan participants .............       6,323       7,534
                                                   ---------   ---------

                                                      35,586      41,967
Plan assets at fair value ......................        --          --
                                                   ---------   ---------
Accumulated postretirement benefit obligation in
       excess of plan assets ...................      35,586      41,967
    Unrecognized actuarial gain (loss) .........       2,831      (4,125)
    Unrecognized prior service cost ............       1,936       2,901
                                                   ---------   ---------

Accrued postretirement benefit cost ............   $  40,353   $  40,743
                                                   =========   =========


         Net periodic postretirement benefit cost for 1994, 1993 and 1992 included the following components (in thousands):

                                                   1994         1993         1992
                                                 ---------    ---------    ---------

Service cost during the period ...............   $     626    $     462    $     931
Interest cost on accumulated postretirement
    benefit obligation .......................       2,715        2,900        3,196
Immediate recognition of transition obligation          --           --       38,676
Amortization of (gains) losses ...............          40           --           --
Amortization of prior service cost ...........        (964)        (840)          --
                                                 ---------    ---------    ---------

Net periodic postretirement benefit cost .....   $   2,417    $   2,522    $  42,803
                                                 =========    =========    =========

         For measurement purposes, health care cost trend rates for various services varied from 9.0% in 1994, decreasing gradually to 4.5% by 2007, and remain at that level thereafter. Increasing the health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at the end of 1994 by $4.5 million, and the aggregate of the service and interest cost components of net postretirement health care cost for 1994 by $494,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at the end of 1994 and 1993 was 8.25% and 7.0%, respectively. There were no plan assets at yearend.

(10)     SHAREHOLDERS' EQUITY:

         Common Stock

         The Company has 50,000,000 shares of $1 par value common stock authorized with 7,186,875 shares issued and 7,129,626 shares outstanding at yearend 1994. Treasury stock totaled 57,249 and 94,549 shares at the end of 1994 and 1993, respectively, and is accounted for under the par value method.

         Preferred Stock

         The Company has 10,000,000 shares of $1 par value preferred stock authorized, of which none are issued or outstanding.

                             ELJER INDUSTRIES, INC.

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

         Stock Options

         The Company has a Long-Term Executive Incentive Compensation Plan (the "Incentive Plan") whereby awards, including stock options (the "Options"), can be granted to key employees. The Options are exercisable in 25% increments over a four-year period beginning one year after the date of grant. Options are generally granted for a term of no more than ten years and one day from the date of grant. The Options exercise price per share is not less than the fair market value of the Company's common stock at the date of grant. However, certain Options were granted in 1989 to employees in exchange for options for Household common stock which they forfeited as a result of the distribution of the Company's stock to holders of Household's stock in April 1989 (the "spin-off"). These Options have special terms as to exercisability and purchase prices based on the value of the Options forfeited.

         The following table summarizes the Options activity:

                                                       SHARES    RANGE OF OPTION PRICES
                                                       -------   ----------------------
Options outstanding at yearend 1991...............     270,682      $  8.25-$ 28.63
Options granted ..................................     188,300              $ 10.50
Options forfeited ................................     (29,455)     $ 10.50-$ 28.63
                                                       -------

Options outstanding at yearend 1992...............     429,527      $  8.25-$ 28.63
Options granted ..................................     106,000      $  8.13-$  8.94
Options forfeited ................................     (46,695)     $  8.25-$ 14.69
                                                       -------

Options outstanding at yearend 1993...............     488,832      $  8.13-$ 28.63
Options granted ..................................     140,000      $  7.13-$  7.69
Options forfeited ................................     (68,925)     $  7.69-$ 28.63
                                                       -------

Options outstanding at yearend 1994...............     559,907      $  7.13-$ 28.63
                                                       =======

Options exercisable at yearend 1994...............     278,657
                                                       =======

         At the Distribution Date, the Company had reserved 500,000 shares of common stock to cover grants under the Incentive Plan. During 1993, 350,000 additional shares were made available. As of the end of 1994 there were 231,283 shares available for grant under the Incentive Plan.

                             ELJER INDUSTRIES, INC.

(11)     INCOME TAXES:

         Income (Loss) Before Taxes and Income Tax (Benefit) Expense in 1994, 1993 and 1992 are shown below (in thousands):

                                          1994          1993         1992
                                       ----------    ----------   ----------
Income (loss) before income taxes:
     Domestic operations ...........   $  (11,286)   $    1,823   $   (6,649)
     Foreign operations ............       (1,111)        4,614       16,082
                                       ----------    ----------   ----------

         Total consolidated ........   $  (12,397)   $    6,437   $    9,433
                                       ==========    ==========   ==========

Income taxes:
     Domestic operations
         Current ...................   $      750    $    1,236   $    3,100
         Deferred ..................         --            --           --
                                       ----------    ----------   ----------

             Total domestic ........   $      750    $    1,236   $    3,100
                                       ==========    ==========   ==========

     Foreign operations
         Current ...................         (923)          663        4,846
         Deferred ..................         --            --           --
                                       ----------    ----------   ----------

             Total foreign .........   $     (923)          663        4,846
                                       ----------    ----------   ----------

                  Total consolidated   $     (173)   $    1,899   $    7,946
                                       ==========    ==========   ==========

         As discussed in Note 1, the Company adopted SFAS No. 109, "Accounting for Income Taxes", at the beginning of 1992 and the $27,000 cumulative effect of this change is reported in the accompanying financial statements. Deferred income taxesreflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting and tax purposes as measured using enacted tax rates.

                             ELJER INDUSTRIES, INC.

         Temporary   differences  and   carryforwards   which  give  rise  to  a
significant portion of deferred tax assets and liabilities for 1994 and 1993 are as follows:

                                                           TAX EFFECT
                                                         (IN THOUSANDS)
                                                     ------------------------
                                                        1994          1993
                                                     ----------    ----------
Deferred tax liabilities:
     Depreciation and amortization ...............   $   10,599    $   10,525
     Inventory ...................................        3,749         3,960
                                                     ----------    ----------

     Total deferred tax liabilities ..............       14,348        14,485
                                                     ----------    ----------

Deferred tax assets:
     Sales and product allowances ................        2,332         2,594
     Self insurance ..............................        6,644         7,264
     Litigation and legal ........................       11,248         7,278
     Postretirement and pension benefits .........       14,489        14,266
     EPA .........................................        4,461         4,223
     Other .......................................        4,473         4,115
                                                     ----------    ----------
     Total deferred tax assets ...................       43,647        39,740
     Valuation allowance .........................      (30,181)      (26,126)
                                                     ----------    ----------
     Deferred tax assets after valuation allowance       13,466        13,614
                                                     ----------    ----------

Net deferred tax liabilities .....................   $      882    $      871
                                                     ==========    ==========

         At the end of 1994 and 1993, valuation allowances were provided for the net deferred tax assets as required under SFAS No. 109. The valuation allowance increased approximately $4.1 million and $674,000 during 1994 and 1993, respectively.

         The Company had a tax basis alternative minimum tax credit carryforward of approximately $1.2 million at yearend 1994, which is available to reduce future federal income taxes. The Company had a net operating loss carryforward of $620,000 at yearend 1994 for domestic federal income tax purposes.

         The difference between the provisions for income taxes and income taxes computed using the statutory federal income tax rate at yearend were as follows (in thousands):

                                                                       1994         1993         1992
                                                                     ---------    ---------    ---------
Federal Income Tax (Benefit) Expense at Statutory Rate ...........   $  (4,215)   $   2,189    $   3,207
Increase (decrease) resulting from:
     Effects of valuation allowances on deferred tax assets ......       4,055          674        2,119
     Excess of expenses for financial reporting purposes over
         tax basis caused by permanent differences ...............         515          418          242
     Effects of alternative minimum tax ..........................        (202)        (606)        --
     Tax assessment under Household tax sharing agreement ........        --           --          3,000
     Foreign tax effects .........................................        (545)        (130)       2,078
     Tax effects of distributable earnings in foreign subsidiaries        --           (776)      (2,700)
     Other .......................................................         219          130         --
                                                                     ---------    ---------    ---------

         Total Income Tax (Benefit) Expense ......................   $    (173)   $   1,899    $   7,946
                                                                     =========    =========    =========

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

         In 1993, the Company provided for $640,000 of tax expense for repatriating those earnings which are no longer considered permanently reinvested in foreign subsidiaries. In accordance with the Company's accounting policy, U.S. deferred taxes have not been provided on approximately $8.8 million of undistributed earnings of foreign subsidiaries at the end of 1994, as the Company intends to reinvest these earnings permanently in the foreign operations or to repatriate such earnings only when to do so would be tax effective. The amount of the unrecognized tax liability for these undistributed earnings is not material at the end of 1994 due to the availability of foreign tax credits.

         Under an agreement with Household, the Company is entitled to the tax deduction, if it can be utilized, associated with certain liabilities which are indemnified by Household. The Company, in turn, contributes an amount equivalent to the tax benefit of such items when paid, regardless of whether the Company is in a tax paying position. An estimate of approximately $20.8 million of the liabilities for which the Company may receive a benefit remain at yearend 1994. The Company's portion of these liabilities at the end of 1994 approximates $8.0 million. These payments would have no impact on the financial results of the Company if it were subject to statutory tax rates; however, an impact did occur due to the Company's alternative minimum tax or taxable loss position in the years presented. A total of $1.2 million, $1.3 million and $4.6 million of such payments were made in 1994, 1993 and 1992, respectively. The impact of future payments will be dependent on the tax paying position of the Company.

         Net cash refunds related to income taxes in 1994 were $4.0 million. Cash paid for income taxes in 1993 and 1992 was $3.6 million and $7.0 million, respectively.

(12)     LEASES:

         Rental expense under operating leases was $5.6 million, $6.2 million and $6.3 million in 1994, 1993 and 1992, respectively.

         Future minimum lease commitments under noncancelable operating leases at the end of 1994 were as follows (in thousands):

                   1995 ..............................   $3,407
                   1996 ..............................    2,205
                   1997 ..............................    1,782
                   1998 ..............................    1,545
                   1999 ..............................      764
                   Thereafter ........................       --
                                                         ------
                       Total minimum lease commitments   $9,703
                                                         ======

(13)     CONTINGENCIES:

         Qest System Litigation

         The  Company  is  involved  in  certain   litigation  related  to  Qest
polybutylene plumbing systems. See Note 2 for discussion.

                             ELJER INDUSTRIES, INC.

         Environmental Matters

         The Company operates plants that may generate hazardous and nonhazardous waste, disposal of which is subject to federal and state regulation. The past disposal of hazardous and nonhazardous waste generated at the Company's plants may now be subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Several Company facilities have been required to implement programs to remedy the effects of past waste disposal. Not all plants have been the focus of comprehensive environmental studies. Except as described below, the Company is not aware of any instances of noncompliance with currently applicable safety, health and environmental laws and regulations which might have a significant adverse effect on the Company's financial condition or results of operations. With respect to current operating procedures, the Company believes that it is in material compliance with such applicable laws and regulations. The Company has established accruals of approximately $13.8 million at the end of 1994 (see discussion of individual sites and summary table provided herein) pertaining to environmental, health and safety matters which the Company believes are adequate. Although the timing of the related payments is uncertain, the Company believes that a substantial portion of the payments will be made over the next three years.

         Salem and Marysville, Ohio, Facilities. The Company and the Ohio Environmental Protection Agency ("Ohio EPA") previously reached agreement on a proposed closure plan for the Company's Salem, Ohio, facility and the Company submitted a revised closure plan on April 30, 1993. The Company has not yet received either approval of, or comments on, the revised closure plan. The Company has paid $1.6 million to complete an interim closure of the subject area and accruals of approximately $1.8 million for additional closure and post-closure costs expected in future periods are recorded at yearend 1994, which the Company believes are adequate. No activity related to closure or postclosure of the Salem, Ohio, facility had a material adverse impact on the Company's 1994 liquidity or results of operations and none is expected.

         As disclosed in last year's Form 10-K, the Company has submitted a closure plan for its Marysville, Ohio, facility to the Ohio EPA, which has not yet commented on the plan. The Marysville, Ohio, facility was closed in 1987. If it is approved in its current form, the Company's environmental consultants estimate that the cost of implementing the closure plan, including post-closure care, will be approximately $9.4 million. However, the ultimate cost to complete closure and post-closure activities at the facility will depend to a large extent on the remediation technology ultimately agreed upon by the Ohio EPA. The Company has previously established accruals which it believes will be adequate to provide for the cost to implement its closure plan. However, there is no assurance that the plan will be approved without making additional revisions or modifications. Although no estimate can be made, in the event the closure plan is not approved, the cost of remediation could have a material impact on future operating results or financial position.

         None of the costs of clean-up and closure of the Salem and Marysville sites have been discounted. The Company discounted the post-closure costs of these sites over a 20 to 30 year period using a discount rate of 5%. The aggregate undiscounted amount of these liabilities at yearend 1994 was approximately $3.3 million, of which the discounted amount of approximately $1.8 million was accrued. The Company's environmental consultants estimate that the payments associated with these postclosure costs for each of the first five years after the closures are completed will be approximately $128,000 per year with aggregate payments of approximately $2.7 million over the remaining 15 to 25 years.

         After March 1992, the Company was unable to demonstrate financial responsibility for closure, post-closure care and third-party liability with respect to the Salem site and the Marysville site. On September 30, 1994, the U.S. Department of Justice (the "DOJ") proposed payment by the Company of

                             ELJER INDUSTRIES, INC.

a cash penalty of $175,000, with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities. The deferred amount would then be waived if the Company continues to comply with the financial responsibility requirements of the December 1990 consent decree with the United States Environmental Protection Agency (the "U.S. EPA") relating to the Salem site. On October 19, 1994 the Company accepted the DOJ offer pending agreement on a modification to the 1990 consent decree which has not yet been reached. The Company has established accruals which it believes adequate to provide for the $175,000 cash penalty assessed. The Company currently meets its financial responsibility requirements regarding the Salem site although Ohio EPA has recently asserted that the Company has not posted sufficient collateral to cover the cost of post-closure care. The Company disputes the Ohio EPA's contention and intends to resolve this issue prior to entering into final agreement with the DOJ on the penalties discussed above.

         The Company has been unable to renew closure, post-closure or third-party liability financial responsibility assurances for the Marysville site. On June 21, 1993, the Ohio EPA informed the Company that this matter was being referred to the U.S. EPA. Subsequently, the Company received correspondence from the Ohio EPA threatening to escalate enforcement action against the Company, and in October 1994, the Company received correspondence from the Ohio Attorney General threatening commencement of a lawsuit for failure to meet the financial assurances section of the Ohio Administrative Code. The Company is currently negotiating the matter with the Ohio Attorney General's office and the Ohio EPA and may be required to place $8.5 million in cash in a trust which will be used to pay for the clean-up at this site to meet the financial assurance requirements. Ohio statutes permit the Ohio Attorney General to seek penalties of up to $10,000 per day for violations of its regulations and makes the reckless violation of its regulations a felony. If a settlement is not reached, the Ohio Attorney General might argue that the Company has been out of compliance with two separate financial assurance requirements since March 1992. The Company continues to believe that it has legitimate defenses to the imposition of any penalties and intends to vigorously defend against such penalties, but cannot currently estimate what penalties, if any, may be imposed on the Company if it is ultimately found to have violated the Ohio regulations. Accordingly, no specific accrual has been established to provide for such penalties.

         As reported in the Company's 1993 Form 10-K, the Company has negotiated with the DOJ and the U.S. EPA a settlement for alleged violations of the Clean Water Act for unpermitted discharge of wastewater streams at the Salem, Ohio plant. The settlement calls for the payment of a $300,000 cash penalty and the performance of certain remediation work estimated to cost approximately $690,000. The specific terms and conditions of the settlement remain to be negotiated. The Company has previously established accruals which it believes are adequate to cover these costs.

         Superfund Sites. The federal Comprehensive Environmental Response, Compensation and Liability Act (commonly referred to as "Superfund" or the "Superfund Act") and similar state laws subject certain parties to liability for the clean-up of contaminated waste treatment or disposal sites. Liability under the Superfund Act is considered "joint and several", meaning that any one responsible party theoretically could be liable for all clean-up costs, which are often substantial. However, the Superfund Act provides for the allocation of liability in an equitable manner among responsible parties and for contribution among them.

         As disclosed in the Company's 1993 Form 10-K, certain of the Company's plants may have disposed of waste at sites which have or may become a part of federal Superfund clean-up efforts. Through notifications from the U.S. EPA, the Company believes its total liabilities related to Superfund sites to be immaterial (approximately $220,000 at year end 1994) if liability and contributions are assessed in an equitable manner among all responsible parties. The Company has established accruals which it believes are adequate to provide for any liabilities it may have with respect to these sites.

                             ELJER INDUSTRIES, INC.

         Atlanta, Georgia, Site. As previously disclosed, in October 1991, Eljer Manufacturing sold a facility located in Atlanta, Georgia to joint venture partners Toto Ltd., Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. ("Toto and Mitsui"). Toto and Mitsui subsequently asserted that Eljer Manufacturing is responsible under the indemnification provisions included in the Purchase and Sale Agreement to remediate alleged contamination at the sold facility. Under the agreement, Eljer Manufacturing's liability for remediation costs is limited to $750,000. Eljer Manufacturing has notified the prior owner of the facility, JP Industries, Inc., ("JP Industries") that it may be liable to Eljer Manufacturing for indemnity under the provisions of Eljer Manufacturing's purchase agreement with JP Industries. Eljer Manufacturing does not believe that any remediation at the Atlanta site is necessary and no estimate of a liability, if any, can be made at this time. In addition, no estimate can be made of the amount, if any, that Eljer Manufacturing may receive from JP Industries.

         Wilson, North Carolina, Site. In anticipation of the 1994 sale of the Company's Wilson, North Carolina manufacturing plant, an environmental investigation was performed of that plant. One monitoring well on the property showed the presence of benzene and methylene chloride. This finding was reported to the State of North Carolina and a follow-up investigation was performed. The Company is now in the process of preparing a report and action plan to be submitted to the state. Another well on the property was found to contain trichloroethene, another hazardous substance. Based on the location of the well, the direction of groundwater flow and the Company's understanding that trichloroethene has never been used at the plant, it is presently the Company's belief that any trichloroethene on the property originated from off-site sources. The Company does not believe it is responsible for remediation of any trichloroethene which may be present at the site. However, the Company retains responsibility under the indemnification provisions included in the Purchase and Sale Agreement to remediate benzene and methylene chloride that exceed maximum levels allowed by North Carolina law. While the cost to comply with the Company's indemnity obligations is estimated at $509,000 based on the use of traditional remediation methods, the Company hopes to receive approval from the state of North Carolina to pursue alternative remediation methods. The Company has established accruals which it believes are adequate to provide for the costs of investigation and remediation, if any.

         Proposition 65. As previously disclosed, Eljer Industries, Eljer Manufacturing, U.S. Brass and approximately 15 other manufacturers and sellers of residential and commercial brass faucets are defendants in lawsuits brought by the Attorney General of the State of California and the Natural Resources Defense Council and the Environmental Law Foundation alleging violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). The lawsuits allege that U.S. Brass and Eljer Manufacturing did not label their faucets in conformity with Proposition 65. The lawsuits further allege that U.S. Brass and Eljer Manufacturing knowingly discharged or released lead into drinking water in violation of Proposition 65, which discharge and exposure allegedly arose out of leaching of lead into drinking water from leaded brass faucets manufactured by the defendants. The California trial court has ruled in the case brought by the California Attorney General that no cause of action has been stated to support the claim that faucets leach lead into drinking water. That ruling has been appealed to the California Court of Appeal. As part of a proposal to settle these lawsuits, U.S. Brass has developed a faucet manufactured from bismuth brass as opposed to leaded brass. If a settlement is reached, it is expected that the Company and U.S. Brass will begin selling the bismuth brass faucets in California as well as continuing to sell its leaded brass faucets with appropriate Proposition 65 labeling. Additionally, the Company and U.S. Brass are currently attempting to negotiate a settlement concerning any penalties that might be due as a result of the failure of the Company and U.S. Brass to properly label faucets sold in California in accordance with Proposition 65 and for the alleged violation of the discharge requirements. The Company does not expect the resolution of these lawsuits to have a material adverse effect on its financial condition or results of operations. Claims have been filed in the U.S. Brass bankruptcy totalling $6 million related to this matter. The Company disputes these claims and expects to file an objection to them in the Bankruptcy Court. The

                             ELJER INDUSTRIES, INC.

outcome of the claims against U.S. Brass will be dependent on the final Plan. See Note 2 for discussion. The Company and U.S. Brass currently label their faucets in accordance with Proposition 65.

         Following is a summary of environmental contingencies (in thousands):

                                                   CHARGE
                          ESTIMATED     ACCRUAL   AGAINST     CASH
                            GROSS       BALANCE     1994     PAID IN
CONTINGENCY               LIABILITY    @ 1/1/95   EARNINGS    1994
-----------               ---------    --------   --------   -------

Salem closure,
post closure and
financial
assurance ..........          $2,375     $2,375   $  545     $  0

Marysville closure
& post closure .....           9,400      9,400        0        0

Marysville financial
assurance ..........   Not Estimable          0        0        0

Salem Clean
Water Act
settlement .........             990        990        0        0

All other
(individually less
than $1 million) ...     320 - 1,579      1,016      455      249
                         -----------     ------   ------    -----
     Total          $13,085 - 14,344    $13,781   $1,000     $249
                    ================    =======   ======     ====

         The Company has recently made claims to its applicable insurance carriers under certain insurance policies for any amounts paid in the past or for which it may become obligated to pay in the future in connection with various environmental matters. The Company cannot predict the amount, if any, of insurance proceeds that may be received as a result of these environmental claims. No receivables from insurance carriers have been recorded related to environmental matters.

Kowin and Related Litigation

         On June 10, 1994, the United States Supreme Court denied the petition for certiorari filed by Eljer Manufacturing in the previously disclosed Kowin Development Company ("Kowin") litigation. The litigation resulted from a failed manufacturing joint venture in the People's Republic of China (the "PRC Joint Venture") in which Kowin held a 25% interest. On June 30, 1994, a final judgment was entered and Kowin was paid approximately $11.6 million of the $13.2 million cash bond previously posted by Eljer Manufacturing for this litigation. Approximately $1.6 million of related amounts previously paid, plus interest thereon, was returned to the Company. The amount of the judgment and related costs were included in an extraordinary charge against earnings in 1992.

         On October 24, 1994, the American Arbitration Association arbitrator hearing Croft Investments, Ltd. ("Croft") v. Eljer Manufacturing, a/k/a HMI and Eljer Industries (the "Croft Arbitration") dismissed all claims filed by Croft. Croft was an affiliate of Kowin in the PRC Joint Venture. On January 31, 1995, counsel for Croft executed a stipulation confirming that Croft will not

                             ELJER INDUSTRIES, INC.

contest that ruling by the arbitrator in the Croft Arbitration. As a result, on February 7, 1995, Eljer Industries and Eljer Manufacturing filed a joint motion to dismiss the appeal previously filed with the United States Court of Appeals for the Ninth Circuit on Croft's ability to prosecute the Croft Arbitration which was subsequently granted.

         The approximately $1.2 million judgment against Eljer Manufacturing entered in the People's Republic of China and previously disclosed, remains subject to an appeal, but is outstanding and unpaid. Based upon advice of counsel, Eljer Manufacturing continues to believe it has substantial procedural defenses against any effort to enforce this judgment in the United States. Eljer Manufacturing believes its $1.2 million accrual is adequate to provide for any liability ultimately incurred in this matter. Additionally, as previously disclosed, in 1988 Simonds Industries, Inc. purchased HMI's interest in the PRC Joint Venture and may have liability for a portion of the amount awarded; however, no estimate can be made of the amount, if any, that Eljer Manufacturing may receive from Simonds Industries, Inc.

         On October 24, 1994, Winston and Dorothy Ko, the owners of Kowin and Croft, filed a complaint in the Circuit Court of Cook County, Illinois seeking individual damages in an action entitled Winston Ko and Dorothy Ko v. Eljer Industries, Inc., et al. Plaintiffs have claimed approximately $24 million in damages for alleged losses on their real estate investments, and also seek unspecified exemplary and punitive damages, and unspecified damages for alleged injury to their reputations, for emotional distress and for lost profits on their real estate investments. Eljer Industries, Eljer Manufacturing and related individual defendants have filed a motion to dismiss the complaint. If the case is ultimately litigated, the Company believes that it has adequate defenses and should prevail.
Accordingly, no accrual has been established for this contingency.

         Other Matters

         As previously disclosed, the Consumer Product Safety Commission ("CPSC") has initiated an investigation under Section 15 of the Consumer Product Safety Act (the "Act") as to whether a vent pipe product manufactured by Chevron Chemical Company's Plexco Performance Pipe Division poses a substantial product hazard under the Act. The vent is used to exhaust combustion gases from mid-and high-efficiency small water boilers and central heating furnaces. Eljer Manufacturing's Selkirk Metalbestos division ("Selkirk") distributed the Plexco vent pipe from mid-1990 until the end of 1993. Selkirk began manufacturing and selling its own vent pipe product in January 1994. Selkirk has responded to informal requests for information from the CPSC and has also sent samples, as requested, of its own vent pipe product. The status, as well as the scope and extent of the CPSC investigation are unknown. However, by law, the CPSC may direct repair, replacement or refund of any product that it believes poses a substantial product hazard. In Canada, use of Plexco and similar vent pipe has been restricted to certain applications by provincial authorities pending further investigation. Selkirk believes that its vent product does not exhibit the same characteristics as the Plexco product, but is continuing to test and monitor its product. Therefore, no accrual for this contingency has been made.

(14)          RELATIONSHIP WITH HOUSEHOLD:

         The Company is currently involved in litigation with its former parent, Household, relating to the spin-off in April 1989. Household filed an action in the Delaware Chancery Court on February 5, 1993 against the Company, Eljer Manufacturing and U.S. Brass seeking declaratory relief. Following a finding by the Delaware Chancery Court that it had no subject matter jurisdiction, that action was transferred to the Delaware Superior Court for trial on the merits where it remains pending. On March

                             ELJER INDUSTRIES, INC.

9, 1995, the Delaware Superior Court denied the Company's motion to dismiss or stay the Delaware action. The Company may appeal that decision. Discovery is proceeding in that action, but no trial date has been set.

         On February 11, 1993, the Company and Eljer Manufacturing filed a breach of contract action against Household in the District Court of Dallas County, Texas, based upon Household's breach of the Reimbursement Agreement, dated as of April 14, 1989, and the Reorganization and Distribution Agreement, dated as of March 15, 1989, executed in connection with the distribution of the Company's stock to holders of Household's stock in April 1989. The Company is preparing for trial in the Texas action and a trial date has been set for the week of July 10, 1995.

(15)          GEOGRAPHIC SEGMENTS:

         Data on the Company's geographic segments, based on the locations of the Company's operations, are as follows (in thousands):

                                      1994              1993          1992
                                   -----------       -----------   -----------
Sales to unaffiliated customers-
     North America .............   $   340,628       $   313,376   $   301,898
     Europe ....................        65,435            74,186        95,445
                                   -----------       -----------   -----------

         Total .................   $   406,063       $   387,562   $   397,343
                                   ===========       ===========   ===========

Income (Loss) from operations-
     North America .............   $       334<F1>  $    15,765   $     9,483
     Europe ....................           (65)            5,306        13,888
                                   -----------       -----------   -----------

         Total .................   $       269       $    21,071   $    23,371
                                   ===========       ===========   ===========

Identifiable assets-
     North America .............   $   210,207       $   187,814   $   193,132
     Europe ....................        46,850            47,609        61,236
                                   -----------       -----------   -----------

         Total .................   $   257,057       $   235,423   $   254,368
                                   ===========       ===========   ===========

<F1> This includes a $21.9 million  unusual  charge  related to U.S.  Brass (see
     Note 2 for additional discussion). Not considering the unusual charge, North American and Total Income from Operations would have been $22.2 million and $22.1 million, respectively in 1994.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                                       FIRST       SECOND        THIRD       FOURTH
                                                                      QUARTER      QUARTER      QUARTER     QUARTER
                                                                     ---------    ---------    ---------   ---------
1994
----
Net sales ........................................................   $  90,875    $ 103,356    $ 107,872   $ 103,960
Gross profit .....................................................      24,268       27,435       32,022      28,973
Net income (loss) ................................................         360        2,386        4,265     (19,235)<F1>
Earnings (loss) per share ........................................         .05          .34          .60       (2.71)

1993
----
Net sales ........................................................   $  95,648    $  84,507    $ 102,965   $ 104,442
Gross profit .....................................................      25,860       23,862       29,160      30,306
Net income (loss) ................................................         874       (1,446)       3,136       1,334
Earnings (loss) per share ........................................         .12         (.20)         .44         .19

1992
----
Net sales ........................................................   $  97,078    $  97,568    $  96,935   $ 105,762
Gross profit .....................................................      25,867       27,011       27,447      31,887
Income (loss) before extraordinary item
  and cumulative effects of changes in
  accounting principles ..........................................      (1,773)         343        1,454      (2,120)
Earnings (loss) before extraordinary item and
  cumulative effects of changes in accounting
  principles per share ...........................................        (.25)         .05          .20        (.30)
Net income (loss) ................................................     (40,976)         343        1,454     (18,120)
Earnings (loss) per share ........................................       (5.80)         .05          .20       (2.56)

<F1>     This includes a $21.9 million unusual charge related to U.S. Brass (see
         Note 2 for additional discussion). Not considering the unusual charge and its related tax effect, Net Income for the fourth quarter of 1994 would have been $2.6 million.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 20, 1995, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation and Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 20, 1995, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Voting Securities and Principal Stockholders" and "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 20, 1995, set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Executive Compensation and Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on June 20, 1995, sets forth certain information with respect to certain business relationships and transactions between the
Registrant and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1)      FINANCIAL STATEMENTS

         The financial statements filed as part of this report are listed on the Index to Consolidated Statements on page 16.

(2)      FINANCIAL STATEMENT SCHEDULES

         Index to Consolidated Financial Statement Schedules

                                                                     PAGE
                                                                     ----
         Report of Independent  Public  Accountants                   54

         For the three years 1994, 1993 and 1992:
              Schedule II      -Valuation and Qualifying Accounts     55


         All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)      EXHIBITS

    EXHIBIT
    NUMBER                                                        DESCRIPTION
    -------                                                       -----------
     3A <F1>              Form of Restated Certificate of Incorporation of the Registrant.

     3B <F1>              Form of Amended Bylaws of the Registrant.








    EXHIBIT
    NUMBER                                                        DESCRIPTION
    -------                                                       -----------
     4A <F1>               Form of Restated Certificate of Incorporation of the Registrant (see Exhibit
                           3A).

     4B <F1>               Form of Amended Bylaws of the Registrant (see Exhibit 3B).

     4C <F1>               Form of Common Stock Certificate.

     4D <F1>               Form of Rights Agreement between the Registrant and Harris Trust &
                           Savings Bank, as Rights Agent ("Rights Amendment").

     4E <F1>               Amendment and Amendment No. 2 to Rights Agreement dated as of July
                           31, 1989 and January 4, 1990, respectively.

     4F <F3>               Amendment No. 3 to Rights Agreement dated as of November 5, 1991.

                           Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries have not been filed. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.

     4G <F4>               Amended and Restated Credit Agreement dated as of December 11, 1992 among Eljer Manufacturing, Inc., as Borrower, Eljer Industries, Inc., as
                           Parent Guarantor, the Banks listed therein, and NationsBank of Texas, N.A., as Administrative Agent and Co-Agent, and Morgan Guaranty Trust
                           Company of New York, as Co-Agent and, for limited purposes, The First
                           National Bank of Chicago, as "First Chicago".

     4H <F6>               Form of First Amendment to Amended and Restated Credit Agreement
                           dated as of March 25, 1994.

     4I <F7>               Form of Second Amendment to Amended and Restated Credit Agreement
                           dated as of October 17, 1994.

     4J <F7>               Loan and Security Agreement by and among Congress Financial
                           Corporation (Southwest) as Lender and Eljer Manufacturing, Inc. as
                           Borrower and Eljer Industries, Inc. as Guarantor dated October 17, 1994.

    10A <F1>               Form of Reorganization and Distribution Agreement.

    10B <F1>               Form of Employee Benefits and Labor Agreement.

    10C <F1>               Form of Tax Sharing Agreement.

    10D <F1>               Form of Transition Management Services Agreement.

    10E <F1>               Form of Standstill Agreement between the Registrant & Household
                           International, Inc.

    10F <F2>               Form of Employment Agreement with Scott G. Arbuckle.

    10G <F2>               Form of Employment Agreement with James F. Thomason.








    EXHIBIT
    NUMBER                                                        DESCRIPTION
    -------                                                       -----------
     10H <F2>              Form of Employment Agreement with Charles R. Wackenhuth, Henry W.
                           Lehnerer, James A. Harris and Brooks F. Sherman.

     10I                   Form of Employment Agreement with George W. Hanthorn.

     10J <F1>              Salaried Pension Plan for Eljer Manufacturing, Inc.

     10K <F1>              Tax Reduction Investment Plan.

     10L <F1>              Long-Term Executive Incentive Compensation Plan of the Registrant.

     10M <F2>              1991 Long-Term Incentive Plan.

     10N <F2>              Form of Executive Severance Agreement with Scott G. Arbuckle.

     10O                   Form of Amendment to Executive Severance Agreement with Scott G.
                           Arbuckle.

     10P <F2>              Form of Executive Severance Agreement with James F. Thomason, Charles
                           R. Wackenhuth, Henry W. Lehnerer, James A. Harris, Brooks F. Sherman
                           and George W. Hanthorn.

     10Q                   Form of Amendment to Executive Severance Agreement with James F.
                           Thomason, Charles R. Wackenhuth, Henry W. Lehnerer, James A. Harris,
                           Brooks F. Sherman and George W. Hanthorn.

     10R <F3>              Eljer Supplemental Benefit Plan.

     10S <F3>              Eljer Excess Benefit Plan.

     10T <F5>              Eljer Industries, Inc. Stock Payment Plan for Non-Employee Directors

      21                   Subsidiaries of the Registrant.

      23                   Consent   of  Arthur   Andersen,   LLP,   independent
                           certified public accountants.

      27                   Financial Data Schedule
----------

     <F1>                  Incorporated   by  reference   to  the   Registrant's
                           Registration Statement on Form 10 filed February 14, 1989, as amended by Forms 8 filed March 14, 1989,
                           March 23,  1989,  March  27,  1989,  August 3,  1989,
                           January 10, 1990, May 2, 1990 and November 19, 1991 (File No. 0-10181).

     <F2>                  Incorporated   by  reference   to  the   Registrant's
                           Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1991 filed May 14, 1991.

     <F3>                  Incorporated by reference to the Registrant's Quarterly Report on Form
                           10-Q for the Quarterly Period Ended September 29, 1991 filed November
                           12, 1991.

     <F4>                  Incorporated by reference to the Registrant's  Annual
                           Report on Form 10-K for the Fiscal Year Ended January 3, 1993, filed April 1, 1993.






     <F5>                  Incorporated by reference to the Registrant's Registration Statement on
                           Form S-8 filed December 16, 1993 (registration no. 33-51527).

     <F6>                  Incorporated by reference to the Registrant's  Annual
                           Report on Form 10-K for the Fiscal Year Ended January 2, 1994, filed March 31, 1994.

     <F7>                  Incorporated   by  reference   to  the   Registrant's
                           Quarterly Report on Form 10- Q for the Quarterly period ended October 2, 1994 filed November 16, 1994.

(4)      REPORTS ON FORM 8-K

         None.

         Subsequent Reports on Form 8-K

         None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Eljer Industries, Inc.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Eljer Industries, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 23, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the substantial doubt about the Company's ability to continue as a going concern in its present consolidated form due to the issues arising from the Qest polybutylene plumbing systems manufactured and sold by the Company's indirect, wholly-owned subsidiary, United States Brass Corporation. Our report on the consolidated financial statements also includes an emphasis of matter paragraph regarding the Company's term debt, which expires on April 30, 1996. These matters are discussed in Notes 2 and 3 to the consolidated financial statements. Our report on the consolidated financial statements includes an additional explanatory paragraph with respect to the changes in the methods of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes in 1992 as discussed in Notes 1, 9 and 11 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Dallas, Texas,
March 28, 1995

                             ELJER INDUSTRIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                 ADDITIONS
                                                           ---------------------
                                             BALANCE AT    CHARGED TO   CHARGED                      BALANCE
                                             BEGINNING       COSTS/     TO OTHER                     AT END
 DESCRIPTION                                 OF PERIOD      EXPENSES    ACCOUNTS     DEDUCTION      OF PERIOD
 -----------                                -----------    ----------   --------     ---------      ---------


1992
----
   Accounts receivable reserves               $  8,964       $ 6,155   $     --       $ (5,051)<F1>  $ 10,068
                                              ========       =======   ========       ========       ========

   Reserve for receivables from
     insurance carriers ....                  $ 14,613       $    --   $     --       $ (1,158)      $ 13,455
                                              ========       =======   ========       ========       ========

1993
----
   Accounts receivable reserves               $ 10,068       $ 3,229   $   (207)      $ (4,200)<F1>  $  8,890
                                              ========       =======   ========       ========       ========

   Reserve for receivables from
     insurance carriers ....                  $ 13,455       $    --   $     --       $ (6,005)<F2>  $  7,450
                                              ========       =======   ========       ========       ========

1994
----
   Accounts receivable reserves               $  8,890       $ 2,747   $     --       $ (3,941)<F1>  $  7,696
                                              ========       =======   ========       ========       ========

   Reserve for receivables from
     insurance carriers ....                  $  7,450       $    --   $ (7,198)<F3>  $   (252)<F2>        --
                                              ========       =======   ========       ========       ========


<F1>  Includes primarily write-offs of uncollectible accounts and customer discounts taken.
<F2>  Includes primarily collection of proceeds from insurance carriers.
<F3>  Represents write-off against related asset.

                                                    SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1995                              ELJER INDUSTRIES, INC.
      ----------------


                                                 By:   /s/Henry W. Lehnerer
                                                    ----------------------------
                                                          Henry W. Lehnerer
                                                    Vice President - Finance and
                                                       Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                 TITLE                           DATE
         -----------                                -----                           ----

 /s/Frank J. Morgan                          Chairman of the Board              March 29, 1995
--------------------
 Frank J. Morgan


 /s/Scott G. Arbuckle                        Director, President                March 29, 1995
---------------------                          and Chief Executive Officer
 Scott G. Arbuckle                             (Principal Executive Officer)


 /s/Henry W. Lehnerer                        Vice President-Finance             March 29, 1995
----------------------                         and Chief Financial
 Henry W. Lehnerer                             Officer (Principal
                                               Financial and
                                               Accounting Officer)



 /s/John H. Deininger                        Director                           March 29, 1995
----------------------
 John H. Deininger


 /s/Paul E. Price                            Director                           March 29, 1995
----------------------
 Paul E. Price


 /s/C. A. Rundell, Jr.                       Director                           March 29, 1995
----------------------
 C. A. Rundell, Jr.


 /s/Walter C. Minnick                        Director                           March 29, 1995
----------------------
 Walter C. Minnick