Form 10-Q
period 1995-04-02
ELJER INDUSTRIES INC
filed 1995-05-16
CIK 846657

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 2, 1995

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes X        No _____

At May 8, 1995 there were 7,129,626 shares of registrant's common stock outstanding.

                             ELJER INDUSTRIES, INC.

                                   FORM 10-Q

                                 April 2, 1995


                                     INDEX

PART I--FINANCIAL INFORMATION

         ITEM 1--FINANCIAL STATEMENTS

                  Condensed Consolidated Statements  of  Income  for  the  three months ended April 2, 1995 and April 3, 1994

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

SIGNATURES

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                     For the Three Months Ended
                                                         April          April
                                                        2, 1995        3, 1994
                                                        --------       --------
NET SALES                                               $ 99,055       $ 90,875

COST OF SALES                                             75,657         66,607
                                                        --------       --------

GROSS PROFIT                                              23,398         24,268

SELLING & ADMINISTRATIVE EXPENSES                         19,481         19,910

LITIGATION AND RELATED COSTS                               1,493          1,360
                                                        --------       --------

INCOME FROM OPERATIONS                                     2,424          2,998

OTHER EXPENSE, net                                           104            325

INTEREST INCOME                                              577            376

INTEREST EXPENSE                                           3,706          3,453
                                                        --------       --------

LOSS BEFORE INCOME TAXES                                    (809)          (404)

INCOME TAX EXPENSE (BENEFIT)                                  73           (764)
                                                        --------       --------

NET INCOME (LOSS)                                       $   (882)      $    360
                                                        ========       ========

NET INCOME (LOSS) PER SHARE                             $  (0.12)      $   0.05
                                                        ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   7,130          7,100
                                                        ========       ========

      See notes to unaudited condensed consolidated financial statements.






                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)






                                                                               April         January
                   A S S E T S                                                2, 1995        1, 1995
                   -----------                                               ---------      ---------
                                                                            (Unaudited)
 CURRENT ASSETS:
    Cash & temporary cash investments                                       $  11,808      $  26,109
    Restricted cash                                                            17,352         17,266
    Trade accounts receivable, net of
       reserves of $8,317 and $7,696                                           67,395         65,332
    Inventories                                                                73,355         68,249
    Other current assets                                                        5,493          5,603
                                                                            ---------      ---------

                Total current assets                                          175,403        182,559

 PROPERTIES & EQUIPMENT, net of accumulated
   depreciation of $104,426 and $101,328                                       62,010         59,924

 COST IN EXCESS OF NET TANGIBLE ASSETS
   ACQUIRED, net                                                               11,191         11,281

 OTHER ASSETS                                                                   3,015          3,293
                                                                            ---------      ---------

                                                                            $ 251,619      $ 257,057
                                                                            =========      =========






      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)



                                                           April         January
LIABILITIES AND SHAREHOLDERS' EQUITY                      2, 1995        1, 1995
- ------------------------------------                    -----------    ----------
                                                        (Unaudited)
CURRENT LIABILITIES:
         Short-term debt and current maturities
             of long-term debt                           $   46,641    $   43,065
         Trade accounts payable                              16,265        17,705
         Prepetition liabilities subject to compromise       31,492        32,868
         Accrued expenses                                    58,771        64,675
                                                         ----------    ----------

              Total current liabilities                     153,169       158,313

LONG-TERM DEBT                                               82,674        83,021

POSTRETIREMENT BENEFITS                                      40,751        40,353

OTHER LIABILITIES                                            14,122        14,067

DEFERRED INCOME TAXES                                           895           882
                                                         ----------    ----------

              Total liabilities                             291,611       296,636

SHAREHOLDERS' EQUITY (DEFICIT):
         Common stock, $1 par value,
              50,000,000 shares authorized;
              7,129,626 shares outstanding                    7,186         7,186
         Additional capital                                  78,936        78,936
         Accumulated deficit                               (120,352)     (119,470)
         Foreign currency translation adjustments            (5,705)       (6,174)
         Treasury stock                                         (57)          (57)
                                                         ----------    ----------

                  Total shareholders' equity (deficit)      (39,992)      (39,579)
                                                         ----------    ----------

                                                         $  251,619    $  257,057
                                                         ==========    ==========

      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                   For the Three Months Ended
                                                                     April          April
                                                                    2, 1995        3, 1994
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                        $      (882)   $       360
         Adjustments to reconcile net income (loss) to net cash
          used in operating activities-
                 Depreciation and amortization                          2,685          2,476
                 Stock issued as compensation                            --              116
                 Changes in assets and liabilities-
                        Trade accounts receivable                      (1,705)        (1,184)
                        Inventories                                    (4,637)        (2,190)
                        Trade accounts payable and accrued
                          expenses                                     (8,541)        (7,323)
                        Postretirement benefits                           398            229
                        Other assets                                      302         (1,042)
                        Other, net                                        192            525
                                                                  -----------    -----------

                  Net cash used in operating activities               (12,188)        (8,033)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in properties and equipment                        (4,424)        (1,714)
         Proceeds from disposition of properties
              and equipment                                                62             16
                                                                  -----------    -----------

                 Net cash used in investing activities                 (4,362)        (1,698)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in short-term debt                                    3,220          8,413
         Decrease in long-term debt                                       (19)        (6,012)
                                                                  -----------    -----------

                 Net cash provided by financing activities              3,201          2,401
                                                                  -----------    -----------

EFFECTS OF EXCHANGE RATES ON CASH                                        (952)          (361)
                                                                  -----------    -----------

NET DECREASE IN CASH & TEMPORARY
         CASH INVESTMENTS                                             (14,301)        (7,691)

CASH & TEMPORARY CASH INVESTMENTS,
         BEGINNING OF PERIOD                                           26,109         23,439
                                                                  -----------    -----------

CASH & TEMPORARY CASH INVESTMENTS,                                $    11,808    $    15,748
         END OF PERIOD                                            ===========    ===========

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

         Accounting policies used in the preparation of the quarterly condensed consolidated financial statements are consistent in all material respects with the accounting policies described in the notes to financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 1, 1995, as filed with the Securities and Exchange Commission (the "Company's 1994 Form 10-K"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company's 1994 Form 10-K.

(2)      BANKRUPTCY OF UNITED STATES BRASS CORPORATION:

         As previously reported, on May 23, 1994, (the "Petition Date") Eljer Industries' indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The purpose of the filing is to resolve systematically the issues resulting from the Qest polybutylene plumbing systems (the "Qest system") and related litigation and to seek confirmation of a plan of reorganization ("Plan") which, among other things, provides for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest system. U.S. Brass is conducting its business and managing its properties as a debtor-in-possession under Section 1108 of the Bankruptcy Code subject to the supervision and orders of the Bankruptcy Court. See the Company's 1994 Form 10-K for a discussion of the U.S. Brass bankruptcy, including discussion of the Qest system litigation, related insurance coverage, claims filed in the U.S. Brass bankruptcy proceeding and claims against the Company.

         As disclosed in the Company's 1994 Form 10-K, on March 22, 1995, U.S. Brass, Eljer Industries and Eljer Manufacturing, Inc. ("Eljer Manufacturing") filed with the Bankruptcy Court a proposed Plan for U.S. Brass under Chapter 11 of the Bankruptcy Code (the "Brass Plan") and a proposed disclosure statement (the "Brass Disclosure Statement'). The Brass Plan provides for, among other things, the liquidation and treatment of claims against U.S. Brass involving the Qest system through a trust to be established under the Brass Plan. The Brass Plan provides that the trust will be assigned rights under certain historical insurance policies maintained for the benefit of Eljer Manufacturing, U.S. Brass and, in some cases, Eljer Industries. The proceeds of certain litigation may also be assigned to the trust. The Brass Plan also provides that other persons, subject to Bankruptcy Court approval, may make contributions to the trust. Shell Chemical Company ("Shell"), a subsidiary of Shell Oil Company, has proposed a settlement wherein it would contribute up to $200 million to the trust. The Brass Plan provides that holders of claims involving the Qest system will be prevented, through an injunction, from pursuing any such claims against Eljer Industries, Eljer Manufacturing, U.S. Brass and any other person who makes a contribution to the trust as approved by the Bankruptcy Court. Each holder of a general unsecured claim (other than Qest system claims) may either receive an immediate one time cash payment of 50% of its claim or receive 100% over time. Under the Brass Plan, Eljer Manufacturing will retain its equity interest in U.S. Brass if the Bankruptcy Court determines, in connection with the confirmation of the Brass Plan, that all classes of claims are paid in full or have accepted the Brass Plan. Otherwise, the Brass Plan provides that the existing equity interest in U.S. Brass will be cancelled, and the new equity interests in U.S. Brass will be transferred to the trust to be held for sale within 120 days of the Brass Plan's effective date. If such an event occurs, Eljer Manufacturing could reacquire U.S. Brass through a successful bid at the time of such sale. The Brass Disclosure Statement submitted with the Brass Plan is subject to approval by the Bankruptcy Court and the proposed Brass Plan is subject to a vote of U.S. Brass' creditors. Objections to the Brass Disclosure Statement have been filed by the Official Polybutylene Claimants Committee (the "PB Committee"); two members of the PB Committee, one purportedly on behalf of "100,000 polybutylene plaintiffs" and the other purportedly on behalf of "350,000 claimants"; E.I. DuPont de Nemours Co., Inc. ("DuPont"); Household International, Inc., ("Household"); the Official Trade Creditors' Committee (the "Trade Committee"); certain of the Company's insurance carriers and others. The Bankruptcy Court has set May 16, 1995, as the hearing date on the Brass Disclosure Statement.

         On April 7, 1995, the PB Committee filed with the Bankruptcy Court a proposed plan of reorganization for U.S. Brass under the Bankruptcy Code (the "PB Committee Plan"). The PB Committee Plan provides that, among other things, a trust would be established to hold certain assets transferred by U.S. Brass and to make distribution of these assets to creditors as required under the PB Committee Plan. The initial assets of the trust under the PB Committee Plan would be 100% of the stock of a new entity formed to own U.S. Brass' operating assets ("Newco") and 100% of the stock of a reorganized U.S. Brass ("Reorganized Brass"), an entity which would exist only to pursue certain litigation claims discussed below, the recoveries of which would be turned over to the trust. As a result, neither U.S. Brass, Reorganized Brass, nor Newco would be owned by the Company. Under the PB Committee Plan, Newco would continue to engage in U.S. Brass' pre-petition business, although the PB Committee Plan states that it is expected that Newco would phase out the manufacture and sale of polybutylene for plumbing purposes. Operating proceeds from Newco would be used to fund the trust. Through Reorganized Brass, the PB Committee Plan provides that the trust would engage in litigation claims including claims against insurance carriers for insurance coverage of Qest system claims; claims against Household; claims against Eljer Industries and Eljer Manufacturing; and claims against co-liable parties, including Shell and Hoechst Celanese Corporation ("Celanese"). Objections to the disclosure statement filed in connection with the PB Committee Plan (the "PB Committee's Disclosure Statement") have been filed by U.S. Brass, Eljer Industries, Eljer Manufacturing, Household, the Trade Committee, Celanese, certain of the Company's insurance carriers, Shell and DuPont. The Bankruptcy Court has set May 16, 1995, as the hearing date on the PB Committee's Disclosure Statement.

         On April 26, 1995, the PB Committee filed a motion with the Bankruptcy Court (the "Notice Motion") seeking to have approved a proposed notice program for claimants whose claims are based on or arise from the manufacture, marketing or sale of the Qest system. The PB Committee states that the estimated cost of such a notice program would be approximately $6.8 million dollars. If approved by the Bankruptcy Court, the cost of the notice campaign will be borne by U.S. Brass. U.S. Brass, Eljer Manufacturing and Eljer Industries expect to oppose the Notice Motion.

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Condensed Consolidated Balance Sheets. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at April 2, 1995, U.S. Brass had a net affiliate receivable of approximately $2.6 million.

         As previously reported, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends on adjusting its litigation reserves during the course of the bankruptcy in order to maintain an equity balance of zero. Accordingly, for the three month period ended April 2, 1995, U.S. Brass litigation reserves were reduced by approximately $1.2 million which also reduced U.S. Brass' litigation expenses for the quarter.

         Selected financial data for U.S. Brass are as follows (in thousands):

                                                                For the Three Months Ended
                                                                  April          April
                                                                 2, 1995        3, 1994
                                                                ----------     ---------
 Net Sales to Nonaffiliate Customers ........................    $ 20,480      $ 20,727
 Sales to Affiliates ........................................       5,285         3,588
 Reorganization Expenses ....................................       1,350          --
 Income (Loss) from Operations ..............................        (384)        1,434
 Income (Loss) Before Income Taxes ..........................        (711)        1,201
 Net Income .................................................        --             712
 Cash Used in Operating Activities ..........................      (2,332)       (5,595)
 Cash Used in Investing Activities ..........................        (536)         (484)
 Cash Provided by Financing Activities ......................       2,715         4,863
 Total Cash Flow ............................................        (153)       (1,216)

                                                                As of April  As of January
                                                                 2, 1995        1, 1995
                                                                ----------     ---------
 Total Current Assets .......................................    $ 36,888      $ 35,966
 Total Assets ...............................................      53,857        52,725
 Total Liabilities ..........................................      53,857        52,725
 Total Shareholders' Equity .................................        --            --

Cash payments of reorganization items made during the three months ended April 2, 1995, are immaterial.

(3)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                          April         January
                                                         2, 1995        1, 1995
                                                         --------      --------
 Finished goods                                          $ 38,446      $ 35,105
 Work in process                                           10,169         9,617
 Raw materials                                             24,740        23,527
                                                         --------      --------

 Total inventories                                       $ 73,355      $ 68,249
                                                         ========      ========

(4)      CONTINGENCIES:

         The Company and certain of its subsidiaries are involved in litigation related to the Qest system, environmental matters, Kowin Development Company and other matters which, if determined adversely to the Company, may have a material adverse effect on its financial condition or results of operations. Reference is made to Note (2) "Bankruptcy of United States Brass Corporation", Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company's 1994 Form 10-K, which is incorporated herein, for additional discussion of contingencies and legal matters involving the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales increased by approximately $8.1 million to $99.1 million for the three-month period ended April 2, 1995, compared to the three-month period ended April 3, 1994, a 9.0% increase. The sales increase was due primarily to increased sales of heating, ventilating and air conditioning ("HVAC") products during the annual extended terms program, which reduces the seasonality impacts of the HVAC business, and increased retail market sales of plumbing products. The Company expects some softening of housing starts in the United States during 1995, which may effect the current sales trend. In addition, European operations achieved increased sales of $1.3 million, or 10.4%, including a favorable exchange rate impact of $702,000, in the first quarter of 1995 compared to the same period a year ago, which is also attributable to the strengthening U.K. economy and the successful introduction of a new chimney product into certain target European markets.

         Gross profit margin decreased to 23.6% for the three-month period ended April 2, 1995, from 26.7% for the comparable 1994 period. The reduction in margin was attributable to significant increases both in North America and Europe in the cost of raw material including brass, aluminum, stainless steel, copper and polybutylene resin, over the prior year. Price increases to offset raw material cost increases were, in general, implemented late in the first quarter of 1995.

         On May 5, 1995, Shell, the sole supplier of polybutylene resin to U.S. Brass, sent notification to its domestic customers that it will increase the price of polybutylene resin by 50% effective June 4, 1995. U.S. Brass is currently evaluating the impact of such an increase and is investigating several alternative methods for dealing with the price increase.

         Total selling and administrative expenses through April 2, 1995, were approximately $429,000 lower for the three-month period then ended compared to the 1994 period. As a percentage of sales, selling and administrative expenses were reduced from 21.9% in the first quarter of 1994 to 19.7% in the first quarter of 1995. The reduction in expense is attributable to reduced advertising expenses as well as lower costs throughout the Company's European operations as a result of the successful completion of the reengineering efforts in the latter part of 1994.

         As previously reported, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends on adjusting its litigation reserves during the course of the bankruptcy in order to maintain an equity balance of zero. Accordingly, for the three month period ended April 2, 1995, U.S. Brass litigation expense was reduced by approximately $1.2 million through a reduction of certain U.S. Brass litigation reserves. Total litigation and related costs of $2.7 million were reduced by this $1.2 million adjustment, resulting in net litigation and related costs of $1.5 million in the first quarter of 1995 compared to $1.4 million in the first quarter of 1994. The increase in total litigation costs is primarily a result of the increased legal costs associated with the U.S. Brass bankruptcy proceeding. See Note (2)
"Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

         Other expense, net, decreased approximately $221,000 in the first three months of 1995 compared to the comparable 1994 period. The first quarter 1994 expense included $211,000 associated with a $13 million accounts receivable sale program which was repaid during the fourth quarter of 1994 from the proceeds of a new revolving credit agreement (the "Revolver"). Interest expense in the first three months of 1995 increased approximately $253,000 over the same period in 1994, which is primarily attributable to borrowings under the Revolver and higher interest rates on substantially all North American borrowings due to increases in prime interest rates over the same period in 1994. These increases were offset somewhat by the expiration of an unfavorable interest rate swap agreement in April 1994, which added interest expense of $1.1 million to the first quarter of 1994.

         Income tax expense increased $837,000 to $73,000 for the first three months of 1995 from a benefit of $764,000 for the same period in 1994. The tax benefit in 1994 was due to European and Canadian pretax losses in the first quarter of 1994, and the Company's ability to utilize deferred tax benefits in the United States. No tax benefit was recorded for the U.S. loss in the first quarter of 1995.

Liquidity and Capital Resources

         The net cash used in operating activities of $12.2 million for the three months ended April 2, 1995, was $4.2 million more than the net cash used in operating activities for the comparable 1994 period. The cash usage in the first quarters of 1995 and 1994 included payments previously accrued of approximately $8.0 million and $5.4 million, respectively, to customers under purchase incentive programs.

         Capital expenditures for the first three months of 1994 were $4.4 million and included payments related to a new state-of-the-art kiln and dryers at the Company's Tupelo, Mississippi, chinaware plant and enameling robots at the Company's Salem, Ohio, cast iron plant.

         The Company experienced an increase in short-term borrowings during the first quarter of 1995 related mainly to an increase of $2.7 million in the debtor-in-possession financing of U.S.
Brass.

         Eljer Manufacturing had term debt of $78.5 million outstanding at the end of the first quarter of 1995. Pursuant to the term debt agreement, Eljer Manufacturing is scheduled to make an $11.0 million principal payment on December 29, 1995. However, the payment may be reduced by amounts paid related to certain environmental matters. The balance of the term debt is due April 30, 1996.

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

         As previously reported in the Company's 1994 Form 10-K, after March 31, 1992, the Company was unable to demonstrate financial responsibility for closure, post-closure and third party liability with respect to its Salem, Ohio, facility and its Marysville, Ohio, site. On September 30, 1994, the U.S. Department of Justice ("DOJ") proposed payment related to the Salem site of a cash penalty of $175,000 with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities. The deferred amount would then be waived if the Company continues to comply with the financial responsibility requirements of the December 1990 consent decree. On October 19, 1994, the Company accepted the DOJ offer pending agreement on a modification to the December 1990 consent decree which has not yet been reached. The Company believes it currently meets its financial responsibility requirements regarding the Salem site although the Ohio Environmental Protection Agency ("Ohio EPA") has asserted that the Company has not posted sufficient collateral to cover the cost of post-closure care. The Company disputes the Ohio EPA's contention and intends to resolve this issue prior to entering into final agreement with the DOJ on the penalties discussed above.

         In addition, as previously disclosed, the Ohio EPA has informed the Company that its failure to renew financial responsibility assurances for the Marysville site was being referred to the United States Environmental Protection Agency ("U.S. EPA") on this matter. Although Ohio EPA and U.S. EPA may attempt to impose significant civil and criminal penalties for failure to renew financial assurances for the Marysville site, the Company continues to believe that it has meritorious defenses to the imposition of any penalties and intends to vigorously defend against such penalties and that any penalties ultimately imposed are likely to be less than the maximum potential penalties authorized under the law. However, the Company may be required to place $8.5 million in cash in a trust which will be used to pay for the clean-up at the Marysville site in order to meet the financial assurance requirements. Negotiations are currently being held with the Ohio EPA regarding this matter.

         As previously reported in the Company's 1994 Form 10-K, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest system and related litigation and to seek confirmation of a Plan which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest system. There have been two proposed Plans filed with the Bankruptcy Court, which are discussed more fully in Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1. The Brass Plan was filed on March 22, 1995, and the PB Committee Plan was filed on April 7, 1995. A hearing date of May 16, 1995, has been set for both the Brass Disclosure Statement and the PB Committee's Disclosure Statement which were filed in connection with these Plans.

         No assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. The resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. The possibility also exists that settlement of claims against the Company, as previously discussed in the Company's 1994 Form 10-K, could, among other things, result in a change in the Company's equity structure. These matters create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report and Note (2) "Bankruptcy of United States Brass Corporation", Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company's 1994 Form 10-K, which are made a part hereof by this reference.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                                                          Exhibit
                  Number                                Description
                  ------                                -----------
                    27                            Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                  Subsequent Reports on Form 8-K

                  None

SIGNATURES:

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ELJER INDUSTRIES, INC.


Date:           May 16, 1995                      By  /s/  Henry W. Lehnerer
         -----------------------                    -----------------------
                                                    Henry W. Lehnerer
                                                    Vice President - Finance and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)