Form 10-Q
period 1995-07-02
ELJER INDUSTRIES INC
filed 1995-08-16
CIK 846657

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 1995

                                       OR

  ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
  ---               OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes   X                No _____

At August 11, 1995 there were 7,136,652 shares of registrant's common stock outstanding.

                             ELJER INDUSTRIES, INC.

                                   FORM 10-Q

                                  July 2, 1995


                                     INDEX

PART I--FINANCIAL INFORMATION

         ITEM 1--FINANCIAL STATEMENTS

                  CondensedConsolidated  Statements of Income for the six months ended July 2, 1995 and July 3, 1994.

                  CondensedConsolidated  Statements  of  Income  for  the  three months ended July 2, 1995 and July 3, 1994

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

SIGNATURES

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          FOR THE SIX MONTHS ENDED
                                          ------------------------
                                              July         July
                                             2, 1995      3, 1994
                                          -----------    ----------
NET SALES                                  $  191,471    $  194,231

COST OF SALES                                 145,263       142,528
                                           ----------    ----------

GROSS PROFIT                                   46,208        51,703

SELLING & ADMINISTRATIVE EXPENSES              38,419        40,325

LITIGATION AND RELATED COSTS                    2,251         3,271
                                           ----------    ----------

INCOME FROM OPERATIONS                          5,538         8,107

OTHER EXPENSE, net                                931           757

INTEREST INCOME                                   994           743

INTEREST EXPENSE                                7,659         6,399
                                           ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES              (2,058)        1,694

INCOME TAX EXPENSE (BENEFIT)                       30        (1,052)
                                           ----------    ----------

NET INCOME (LOSS)                          $   (2,088)   $    2,746
                                           ==========    ==========

NET INCOME (LOSS) PER SHARE                $    (0.29)   $     0.39
                                           ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES        7,130         7,110
                                           ==========    ==========


      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          FOR THE THREE MONTHS ENDED
                                          --------------------------
                                              July          July
                                            2, 1995        3, 1994
                                          -----------    ----------
NET SALES                                  $   92,416    $  103,356

COST OF SALES                                  69,606        75,921
                                           ----------    ----------

GROSS PROFIT                                   22,810        27,435

SELLING & ADMINISTRATIVE EXPENSES              18,938        20,415

LITIGATION AND RELATED COSTS                      758         1,911
                                           ----------    ----------

INCOME FROM OPERATIONS                          3,114         5,109

OTHER EXPENSE, net                                827           432

INTEREST INCOME                                   417           367

INTEREST EXPENSE                                3,953         2,946
                                           ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES              (1,249)        2,098

INCOME TAX BENEFIT                                (43)         (288)
                                           ----------    ----------

NET INCOME (LOSS)                          $   (1,206)   $    2,386
                                           ==========    ==========

NET INCOME (LOSS) PER SHARE                $    (0.17)   $     0.34
                                           ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES        7,130         7,121
                                           ==========    ==========



    See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)






                                                   July     January
    A S S E T S                                  2, 1995    1, 1995
    -----------                                 ---------   --------
                                               (Unaudited)
CURRENT ASSETS:
   Cash & temporary cash investments            $  6,546   $ 26,109
   Restricted cash                                17,160     17,266
   Trade accounts receivable, net of
   reserves of $8,352 and $7,696                  68,425     65,332
   Inventories                                    73,735     68,249
   Other current assets                            6,127      5,603
                                                --------   --------

       Total current assets                      171,993    182,559

PROPERTIES & EQUIPMENT, net of accumulated
  depreciation of $106,287 and $101,328           63,175     59,924

COST IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, net                                   11,103     11,281

OTHER ASSETS                                       3,111      3,293
                                                --------   --------

                                                $249,382   $257,057
                                                ========   ========




        See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                               July         January
LIABILITIES AND SHAREHOLDERS' EQUITY                         2, 1995        1, 1995
------------------------------------                      ------------    ----------
                                                           (Unaudited)

CURRENT LIABILITIES:
   Short-term debt and current maturities
      of long-term debt                                    $   40,566    $   43,065
   Trade accounts payable                                      16,311        17,705
   Prepetition liabilities subject to compromise               29,958        32,868
   Accrued expenses                                            60,064        64,675
                                                           ----------    ----------

      Total current liabilities                               146,899       158,313

LONG-TERM DEBT                                                 87,928        83,021

POSTRETIREMENT BENEFITS                                        40,391        40,353

OTHER LIABILITIES                                              14,399        14,067

DEFERRED INCOME TAXES                                           1,000           882
                                                           ----------    ----------

              Total liabilities                               290,617       296,636

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $1 par value,
     50,000,000 shares authorized;
     7,136,652 and 7,129,626 shares outstanding                 7,186         7,186
   Additional capital                                          78,965        78,936
   Accumulated deficit                                       (121,558)     (119,470)
   Foreign currency translation adjustments                    (5,778)       (6,174)
   Treasury stock                                                 (50)          (57)
                                                           ----------    ----------

      Total shareholders' equity (deficit)                    (41,235)      (39,579)
                                                           ----------    ----------

                                                           $  249,382    $  257,057
                                                           ==========    ==========

        See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  FOR THE SIX MONTHS ENDED
                                                                  ------------------------
                                                                        July         July
                                                                      2, 1995       3, 1994
                                                                   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                        $   (2,088)   $    2,746
         Adjustments to reconcile net income (loss) to net cash
          used in operating activities-
                 Depreciation and amortization                         4,870         5,171
                 Loss on disposition of fixed assets                      74           283
                 Stock issued as compensation                             36           273
                 Changes in assets and liabilities-
                        Trade accounts receivable                     (2,516)      (10,762)
                        Inventories                                   (4,876)         (908)
                        Trade accounts payable and accrued
                          expenses                                    (8,605)          559
                        Accrued litigation - Kowin Development           (40)        2,053
                        Postretirement benefits                           38           689
                        Other assets                                    (436)       (1,761)
                        Other, net                                    (1,456)          711
                                                                  ----------    ----------

                  Net cash used in operating activities              (14,999)         (946)
                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in properties and equipment                       (7,899)       (4,943)
         Proceeds from disposition of properties
              and equipment                                              241           196
                                                                  ----------    ----------

                 Net cash used in investing activities                (7,658)       (4,747)
                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in short-term debt                                   3,127        10,296
         Decrease in long-term debt                                     (778)       (6,547)
         Collateralization of letters of credit                          200          (533)
                                                                  ----------    ----------

                  Net cash provided by financing activities            2,549         3,216
                                                                  ----------    ----------

EFFECTS OF EXCHANGE RATES ON CASH                                        545          (101)
                                                                  ----------    ----------

NET DECREASE IN CASH & TEMPORARY
         CASH INVESTMENTS                                            (19,563)       (2,578)

CASH & TEMPORARY CASH INVESTMENTS,
         BEGINNING OF PERIOD                                          26,109        23,439
                                                                  ----------    ----------
CASH & TEMPORARY CASH INVESTMENTS,
      END OF PERIOD                                               $    6,546    $   20,861
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

         As previously disclosed, on March 22, 1995, U.S. Brass, Eljer Industries and Eljer Manufacturing, Inc. ("Eljer Manufacturing") filed with the Bankruptcy Court a proposed Plan for U.S. Brass under Chapter 11 of the Bankruptcy Code (the "Brass Plan") and a proposed disclosure statement (the "Brass Disclosure Statement"). The Brass Plan provided, among other things, for the establishment of a trust to be used to liquidate claims against U.S. Brass arising out of the Qest system. The Brass Plan provided that persons, subject to Bankruptcy Court approval, could make contributions to the trust (such contributors to the trust being known as "Settling Parties"). The Brass Plan included proposed settlements with Eljer Industries, Eljer Manufacturing and Shell Chemical Company ("Shell") as Settling Parties. Holders of claims involving the Qest system would be enjoined from pursuing claims against Settling Parties. On May 16, 1995, the Bankruptcy Court denied approval of the Brass Disclosure Statement because it did not believe that it could approve a Plan that precluded actions against Settling Parties to the trust.

         Eljer Industries and Eljer Manufacturing have filed a Petition for Reconsideration to the ruling of the Bankruptcy Court. The Petition for Reconsideration is pending. Additionally, U.S. Brass, Eljer Manufacturing and the Company have filed an Amended Plan of Reorganization (the "Amended Brass Plan") and an Amended Disclosure Statement (the "Amended Brass Disclosure Statement") on June 16, 1995. As with the Brass Plan, the Amended Brass Plan contains proposed settlements with Eljer Industries, Eljer Manufacturing and Shell as Settling Parties. The Amended Brass Plan is different in several respects from the Brass Plan. If the Amended Brass Plan is confirmed and the Settling Parties are approved, then holders of claims involving the Qest system are enjoined from pursuing claims against Settling Parties only as long as the trust contains assets. When and if the trust contains no more assets, the injunctions may be lifted and persons with claims involving the Qest system may pursue actions directly against any Settling Party. The Amended Brass Plan may be confirmed even if the proposed settlements are not approved. The Amended Brass Disclosure Statement is currently set for hearing on August 22, 1995.

         As  previously  reported in the  Company's  Form 10-Q for the quarterly period ended April 2, 1995, on April 7, 1995, the Official Polybutylene Claimants Committee (the "PB Committee") in the U.S. Brass Bankruptcy filed a proposed plan of reorganization ("the PB Committee Plan") and proposed disclosure statement (the "PB Committee Disclosure Statement"). On June 20, 1995, a hearing was held on the PB Committee Disclosure Statement during which the Bankruptcy Court heard objections previously filed by various parties, including U.S. Brass, Eljer Manufacturing and the Company, to the PB Committee Disclosure Statement. The Bankruptcy Court has given no indication of when it will rule on the objections.

         On June 20, 1995, in response to the PB Committee Plan, Hoechst Celanese Corporation ("Hoechst Celanese") filed a motion to convert the Chapter 11 reorganization case of U.S. Brass to a Chapter 7 liquidation. The Hoechst Celanese motion asserts that a reorganization of U.S. Brass is not feasible under the PB Committee Plan, but does not address the Amended Brass Plan. A unit of Hoechst Celanese made the resin from which U.S. Brass molded Celcon acetal fittings formerly used in the polybutylene plumbing systems. A hearing has been set to be held on the Hoechst Celanese motion on August 22, 1995.

         Also on June 20, 1995, the PB Committee withdrew its previously filed motion to spend approximately $6.8 million on a proposed notice program for claimants whose claims are based on or arise from the manufacture, marketing or sale of the Qest system because such a notice campaign was not in the best financial interest of U.S. Brass. Although it is likely that a notice program will be implemented, the scope, cost or timing of that program has not been determined.

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Condensed Consolidated Balance Sheets. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at July 2, 1995, U.S. Brass had a net affiliate receivable of approximately $1.7 million.

         As previously reported, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends on adjusting its litigation reserves during the course of the bankruptcy in order to maintain an equity balance of zero. Accordingly, for the three month and six month periods, ended July 2, 1995, U.S. Brass litigation reserves were reduced by approximately $1.0 million and $2.2 million, respectively, which also reduced U.S. Brass' litigation expenses.

         Selected financial data for U.S. Brass are as follows (in thousands):

                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                            July           July
                                                          2, 1995        3, 1994
                                                         ---------      --------
 Net Sales to Nonaffiliate Customers ..............      $ 39,644       $ 41,813
 Sales to Affiliates ..............................         6,652          7,529
 Reorganization Expenses ..........................         1,700            166
 Income from Operations ...........................           702          2,409
 Income Before Income Taxes .......................          --            1,774
 Net Income .......................................          --            1,040
 Cash Used in Operating Activities ................        (5,004)        (6,185)
 Cash Used in Investing Activities ................          (803)        (1,191)
 Cash Provided by Financing Activities ............         6,277          8,019
 Total Cash Flow ..................................           470            643

                                                        As of July   As of January
                                                          2, 1995        1, 1995
                                                         ---------      --------

 Total Current Assets .............................      $ 38,560       $ 35,966
 Total Assets .....................................        55,223         52,725
 Total Liabilities ................................        55,223         52,725
 Total Shareholders' Equity .......................          --             --

Cash payments of reorganization expenses made during the six months ended July 2, 1995, were approximately $1.4 million.

(3)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                          July        January
                                                         2, 1995      1, 1995
                                                         -------      -------
 Finished goods                                          $38,602      $35,105
 Work in process                                          10,584        9,617
 Raw materials                                            24,549       23,527
                                                         -------      -------

 Total inventories                                       $73,735      $68,249
                                                         =======      =======

(4)      LIQUIDITY AND CAPITAL RESOURCES:

         In August 1995, the Company amended its U.S. term debt agreement to extend the maturity date to January 31, 1997. Under the terms of the amendment, a $3.0 million principal repayment was made in August 1995 in addition to a $200,000 extension fee. Scheduled principal payments under the terms of the amendment are $2.0 million in January 1996, $3.0 million in August 1996, and $3.0 million in December 1996, with the remaining balance of $67.5 million due at the January 31, 1997 maturity date. The $3.0 million December 1996 principal payment may be accelerated to April 1996 if certain conditions related to the U.S. Brass bankruptcy proceeding are not met.

(5)      CONTINGENCIES:

         Relationship with Household

         On June 19, 1995, the Delaware Chancery Court enjoined the Company and Eljer Manufacturing from proceeding with litigation against Household International, Inc. ("Household") in any court other than the Superior Court in Delaware. As a result, the Company and Eljer Manufacturing may not proceed with their litigation against Household in Texas District Court where a trial had been scheduled for September 1995. The Company has decided not to appeal the Delaware Chancery Court ruling and the Superior Court in Delaware has set November 27, 1995 as the date for a trial in Delaware.

         On July 26, 1995, the Superior Court in Delaware heard arguments on Household's motions for complete and partial summary judgment in the litigation between Household, the Company and Eljer Manufacturing. The Superior Court did not indicate when it would rule on Household's motions.

         Kowin Development Company and Related Litigation

         As reported in the Company's 1994 Form 10-K on October 24, 1994, Winston and Dorothy Ko (the "Kos"), owners of Kowin Development Company and Croft Investments, Ltd., filed a complaint in the Circuit Court of Cook County, Illinois seeking individual damages of approximately $24 million from the Company, Eljer Manufacturing and certain individual defendants flowing out of a failed joint venture in the Peoples Republic of China. The defendants filed a motion to dismiss which was granted by order entered on August 1, 1995. The Circuit Court concluded that the action brought by the Kos was time barred and dismissed the action. It is not known if the Kos will appeal the ruling.

         Environmental Matters

         PROPOSITION 65. As previously disclosed, the Company, Eljer Manufacturing, U.S. Brass and approximately 15 other manufacturers and sellers of residential and commercial brass faucets are defendants in lawsuits brought by the Attorney General of the State of California and the Natural Resources Defense Council and the Environmental Law Foundation alleging violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986. A tentative settlement has been reached pursuant to which in exchange for dismissal of both lawsuits, Eljer Manufacturing will pay $30,000, U.S. Brass will allow the plaintiffs a general, unsecured $30,000 claim in the U.S. Brass bankruptcy, both Eljer Manufacturing and U.S. Brass will phase out the sale in California of leaded, brass faucets that exceed specified NSF ("National Sanitation Foundation") standards, and, in the interim, warning tags will be placed on faucets that exceed the specified NSF protocol. Under the proposed settlement, neither Eljer Manufacturing nor U.S. Brass has any affirmative obligation to market alternative brass faucets. It is not known when the proposed settlement will become final.

         MARYSVILLE, OHIO, FACILITY. As previously disclosed, the Company received correspondence from the Ohio Attorney General threatening commencement of a lawsuit for the Company's failure to renew financial assurance obligations for the Marysville site under Ohio law. On July 7, 1995, the Company was informed that the Ohio Attorney General intended to assess a $2.5 million civil penalty for alleged past financial assurance violations for the Marysville site. The Company continues to believe that it has meritorious defenses to the imposition of the penalty and intends to vigorously defend against such penalty. The Company has offered to place $8.5 million in cash in a trust which would be used to pay for the clean-up at the Marysville site in order to meet the financial assurance requirements. Negotiations with the Ohio Attorney General regarding this matter are currently in the preliminary stages. Therefore, the Company is unable to estimate the amount, if any, of penalty that may be ultimately assessed.

         The Company and certain of its subsidiaries are involved in litigation related to the Qest system, environmental matters, and other matters which, if determined adversely to the Company, may have a material adverse effect on its financial condition or results of operations. Reference is made to Note (2)
"Bankruptcy of United States Brass Corporation", Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company's 1994 Form 10-K, which is incorporated herein, for additional discussion of contingencies and legal matters involving the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales decreased by approximately $2.8 million for the six month period ended July 2, 1995, compared to the six month period ended July 3, 1994, a 1.4% decrease. Net sales decreased by approximately $10.9 million to $92.4 million for the three-month period ended July 2, 1995, compared to the same period in 1994. The sales declines were due primarily to a weaker North American housing market. The second quarter decline is also due to the timing of sales promotions between the first and second quarter. European operations achieved increased sales of $2.8 million, or 10.6% substantially as a result of favorable exchange rates, which partially offset the North American sales decreases.

         Gross profit margin decreased to 24.1% for the six-month period ended July 2, 1995, from 26.6% for the comparable 1994 period. The reduction in margin was attributable to significant increases, both in North America and Europe, in the cost of raw material, including brass, aluminum, stainless steel, copper and polybutylene resin. The Company has implemented price increases on all product lines during the first half of 1995. However, due to the significant levels of increase in material costs and competitive pressures on the price of the Company's products, the Company has not yet been able to fully offset the material cost increases.

         Total selling and administrative expenses through July 2, 1995, were approximately $1.9 million and $1.5 million lower, respectively, for the six month and three month periods then ended compared to the 1994 periods. As a percentage of sales, selling and administrative expenses were reduced from 20.8% in the first six months of 1994 to 20.1% in the first six months of 1995. The reduction in expense is attributable to reduced advertising expenses as well as lower costs throughout the Company's European operations as a result of the successful completion of the reengineering efforts in the latter part of 1994.

         As previously reported, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends on adjusting its litigation reserves during the course of the bankruptcy in order to maintain an equity balance of zero. Accordingly, U.S. Brass litigation expense was reduced by approximately $2.2 million and $1.0 million, respectively, for the six-month and three-month period ended July 2, 1995, through a reduction of certain U.S. Brass litigation reserves. Total litigation and related costs of $4.4 million were reduced by this $2.2 million adjustment, resulting in net litigation and related costs of $2.2 million in the first half of 1995 compared to $3.2 million in the first half of 1994. The increase in total litigation costs is primarily a result of the increased legal costs associated with the U.S. Brass bankruptcy proceeding. See Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

         Other expense, net, increased approximately $174,000 in the first six months of 1995 compared to the comparable 1994 period, and increased $395,000 in the second quarter of 1995 over the 1994 quarter. The increase is primarily due to foreign currency transaction losses in the Company's European operations. In 1994, other expense for the first six months included $444,000 associated with a $13 million accounts receivable sale program which was repaid during the fourth quarter of 1994 from the proceeds of a new revolving credit agreement (the "Revolver"). Interest expense in the first six months of 1995 increased approximately $1.3 million over the same period in 1994, which is primarily attributable to scheduled rate increases on debt and an amendment to the U.S. term debt agreement effected in late 1994 to improve liquidity and higher prime interest rates over the same period in 1994. These increases were offset somewhat by the expiration of an unfavorable interest rate swap agreement in April 1994, which added interest expense of $1.3 million to the first half of 1994.

         Income tax expense increased to $30,000 for the first six months of 1995 from a benefit of $1.1 million for the same period in 1994. The tax benefit in 1994 was due to European and Canadian pretax losses in the first half of 1994, and the Company's ability to utilize deferred tax benefits in the United States. No tax benefit was recorded for the U.S. loss in the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The net cash used in operating activities of $15.0 million for the six months ended July 2, 1995, was $14.1 million more than the net cash used in operating activities for the comparable 1994 period. The cash usage in the first half of 1995 and 1994 included payments previously accrued of approximately $8.0 million and $5.4 million, respectively, to customers under purchase incentive programs. The Company's inventories also increased by $4.8 million due to increased cost of raw materials and build ups of certain materials prior to announced price increases. The 1994 period included a $2.1 million reimbursement of amounts previously paid in connection with the Kowin Development Company litigation.

         Capital expenditures for the first six months of 1995 were $7.9 million and included payments related to a new state-of-the-art kiln and dryers at the Company's Tupelo, Mississippi, chinaware plant, enameling robots at the
Company's Salem, Ohio, cast iron plant, and new welded dual wall chimney manufacturing equipment at the Company's United Kingdom plant.

         The Company experienced an increase in short-term borrowings during the first half of 1995 related mainly to an increase of $6.3 million in the debtor-in-possession financing of U.S. Brass offset by a reduction in the outstanding balance in the Revolver.

         Overall, cash and temporary cash investments decreased $19.6 million during the first six months of 1995. The decrease in cash and temporary cash investments is primarily a seasonal decline due to the success of the annual extended terms program, which allows customers to make purchases in the first half of the year and defer payment until second half of the year, and normal cash payments occurring in the first half of the year that do not repeat in the second half of the year. Further, the Company continues to maintain approximately $25 million of borrowing availability for its liquidity needs.

         Eljer Manufacturing had term debt of $78.5 million outstanding at July 2, 1995. In August 1995, the Company amended its U.S. term debt agreement to extend the maturity date to January 31, 1997. Under the terms of the amendment, a $3.0 million principal repayment was made in August 1995 in addition to a $200,000 extension fee. Scheduled principal payments are $2.0 million in January 1996, $3.0 million in August 1996 and $3.0 million in December 1996, with the balance becoming due at the January 31, 1997 maturity date. The $3.0 million December 1996 principal payment may be accelerated to April 1996 if certain conditions related to the U.S.
Brass bankruptcy proceeding are not met.

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

         In addition, as previously disclosed, the Company received correspondence from the Ohio Attorney General threatening commencement of a lawsuit for the Company's failure to renew financial assurance obligations for the Marysville site under Ohio law. On July 7, 1995, the Company was informed that the Ohio Attorney General intended to assess a $2.5 million civil penalty for alleged past financial assurance violations for the Marysville site. The Company continues to believe that it has meritorious defenses to the imposition of the penalty and intends to vigorously defend against such penalty. The Company has offered to place $8.5 million in cash in a trust which will be used to pay for the clean-up at the Marysville site in order to meet the financial assurance requirements. Negotiations with the Ohio Attorney General regarding this matter. are currently in the preliminary stages. Therefore, the Company is unable to estimate the amount, if any, of penalty that may be ultimately assessed.

         As previously reported, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest system and related litigation and to seek confirmation of a Plan which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest system. There have been two proposed Plans filed with the Bankruptcy Court, which are discussed more fully in Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1. The Amended Brass Plan was filed on June 16, 1995. A hearing date of August 22, 1995, has been set for the amended Brass Disclosure Statement which was filed in connection with the Amended Brass Plan.

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

                  None

ITEM 5.  OTHER INFORMATION

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  EXHIBIT
                  NUMBER                               DESCRIPTION
                  ------                               -----------
                    4 Third Amendment to Amended and Restated Credit Agreement dated as of August 15, 1995

                    27              Financial Data Schedule

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on May 25, 1995, related to United States Bankruptcy Court's ruling denying approval of the U.S. Brass disclosure statement.

                  Subsequent Reports on Form 8-K

                  None

SIGNATURES:

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly autho- rized.

                                                    ELJER INDUSTRIES, INC.


Date:          AUGUST 16, 1995                      By:/S/ BROOKS F. SHERMAN
         --------------------------                 ---------------------
                                                    Brooks F. Sherman
                                                    Vice President - Finance and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)