Form 10-Q
period 1995-10-01
ELJER INDUSTRIES INC
filed 1995-11-15
CIK 846657

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
    X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 1, 1995

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

                          Yes   X                No _____

At November 10, 1995 there were 7,136,652 shares of registrant's common stock outstanding.

                             ELJER INDUSTRIES, INC.

                                   FORM 10-Q

                                October 1, 1995


                                     INDEX

PART I--FINANCIAL INFORMATION

         ITEM 1--FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Income for the nine
                           months ended October 1, 1995 and October 2, 1994

                  Condensed Consolidated Statements of Income for the three
                           months ended October 1, 1995 and October 2, 1994

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

SIGNATURES

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)







                                        FOR THE NINE MONTHS ENDED
                                            October   October
                                            1, 1995   2, 1994
                                            -------   --------

NET SALES                                  $294,223   $ 302,103

COST OF SALES                               219,279     218,378
                                           --------   ---------

GROSS PROFIT                                 74,944      83,725

SELLING & ADMINISTRATIVE EXPENSES            56,098      61,701

LITIGATION AND RELATED COSTS                  4,468       5,935
                                           --------   ---------

INCOME FROM OPERATIONS                       14,378      16,089

OTHER EXPENSE, net                            1,252       1,109

INTEREST INCOME                               1,361       1,182

INTEREST EXPENSE                             11,467       9,246
                                           --------   ---------

INCOME BEFORE INCOME TAXES                    3,020       6,916

INCOME TAX EXPENSE (BENEFIT)                    586         (95)
                                           --------   ---------

NET INCOME                                 $  2,434   $   7,011
                                           ========   =========

NET INCOME PER SHARE                       $   0.34   $    0.99
                                           ========   =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES      7,132       7,117
                                           ========   =========



      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)








                                       FOR THE THREE MONTHS ENDED
                                            October    October
                                            1, 1995    2, 1994
                                            -------    -------
NET SALES                                  $102,752   $107,872

COST OF SALES                                74,016     75,850
                                           --------   --------

GROSS PROFIT                                 28,736     32,022

SELLING & ADMINISTRATIVE EXPENSES            17,679     21,376

LITIGATION AND RELATED COSTS                  2,217      2,664
                                           --------   --------

INCOME FROM OPERATIONS                        8,840      7,982

OTHER EXPENSE, net                              321        352

INTEREST INCOME                                 367        439

INTEREST EXPENSE                              3,808      2,847
                                           --------   --------

INCOME BEFORE INCOME TAXES                    5,078      5,222

INCOME TAX EXPENSE                              556        957
                                           --------   --------

NET INCOME                                 $  4,522   $  4,265
                                           ========   ========

NET INCOME PER SHARE                       $   0.63   $   0.60
                                           ========   ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES      7,137      7,130
                                           ========   ========



      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                     October    January
                  A S S E T S                        1, 1995    1, 1995
                  - - - - - -                        --------   -------
                                                   (Unaudited)
CURRENT ASSETS:
           Cash & temporary cash investments        $  7,700   $ 26,109
           Restricted cash                            17,251     17,266
           Trade accounts receivable, net of
                    reserves of $8,416 and $7,696     77,857     65,332
           Inventories                                66,747     68,249
           Other current assets                        4,505      5,603
                                                    --------   --------

                    Total current assets             174,060    182,559

PROPERTIES & EQUIPMENT, net of accumulated
  depreciation of $108,193 and $101,328               63,262     59,924

COST IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, net                                       11,016     11,281

OTHER ASSETS                                           3,205      3,293
                                                    --------   --------

                                                    $251,543   $257,057
                                                    ========   ========


      See notes to unaudited condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                           October      January
LIABILITIES AND SHAREHOLDERS' EQUITY                       1, 1995      1, 1995
------------------------------------                      ---------    ---------
                                                         (Unaudited)

CURRENT LIABILITIES:
         Short-term debt and current maturities
                  of long-term debt                      $  37,998    $  43,065
         Trade accounts payable                             17,894       17,705
         Prepetition liabilities subject to compromise      29,660       32,868
         Accrued expenses                                   61,715       64,675
                                                         ---------    ---------

                  Total current liabilities                147,267      158,313

LONG-TERM DEBT                                              85,519       83,021

POSTRETIREMENT BENEFITS                                     39,443       40,353

OTHER LIABILITIES                                           14,466       14,067

DEFERRED INCOME TAXES                                        1,052          882
                                                         ---------    ---------

                  Total liabilities                        287,747      296,636

SHAREHOLDERS' EQUITY (DEFICIT):
         Common stock, $1 par value,
            50,000,000 shares authorized;
            7,136,652 and 7,129,626 shares outstanding       7,186        7,186
         Additional capital                                 78,965       78,936
         Accumulated deficit                              (117,036)    (119,470)
         Foreign currency translation adjustments           (5,269)      (6,174)
         Treasury stock                                        (50)         (57)
                                                         ---------    ---------

                  Total shareholders' deficit              (36,204)     (39,579)
                                                         ---------    ---------

                                                         $ 251,543    $ 257,057
                                                         =========    =========



      See notes to unaudited condensed consolidated financial statements.

                    ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          FOR THE NINE MONTHS ENDED
                                                                              October      October
                                                                              1, 1995      2, 1994
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                         $   2,434    $   7,011
         Adjustments to reconcile net income to net cash
          (used in) provided by operating activities-
                Depreciation and amortization                                   7,047        7,554
                Loss on disposition of fixed assets                                73          110
                Stock issued as compensation                                       36          273
                Changes in assets and liabilities-
                Trade accounts receivable                                     (11,999)     (19,076)
                Inventories                                                     2,108       (1,405)
                Trade accounts payable and accrued expenses                    (5,849)      11,423
                Accrued litigation - Kowin Development                           (149)       2,019
                Postretirement benefits                                          (910)         517
                Other assets                                                    1,000          899
                Other, net                                                       (228)       2,113
                                                                            ---------    ---------

                  Net cash (used in) provided by operating activities          (6,437)      11,438
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in properties and equipment                               (10,256)      (8,049)
         Proceeds from disposition of properties
                  and equipment                                                   424          408
                                                                            ---------    ---------

                 Net cash used in investing activities                         (9,832)      (7,641)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in short-term debt                                              793        5,611
         Decrease in long-term debt                                            (3,685)      (7,020)
         Collateralization of letters of credit                                   201       (1,642)
                                                                            ---------    ---------

                 Net cash used by financing activities                         (2,691)      (3,051)
                                                                            ---------    ---------

EFFECTS OF EXCHANGE RATES ON CASH                                                 551          201
                                                                            ---------    ---------

NET (DECREASE) INCREASE IN CASH & TEMPORARY
         CASH INVESTMENTS                                                     (18,409)         947

CASH & TEMPORARY CASH INVESTMENTS,
         BEGINNING OF PERIOD                                                   26,109       23,439
                                                                            ---------    ---------

CASH & TEMPORARY CASH INVESTMENTS,                                          $   7,700    $  24,386
         END OF PERIOD                                                      =========    =========


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

         As previously disclosed, U.S. Brass, Eljer Manufacturing, Inc. ("Eljer Manufacturing") and Eljer Industries currently have filed with the Bankruptcy Court an Amended Plan of Reorganization (the "Amended Brass Plan") and an Amended Disclosure Statement (the "Amended Brass Disclosure Statement"). The Amended Brass Plan contains proposed settlements with Eljer Industries, Eljer Manufacturing and Shell Chemical Company, a subsidiary of Shell Oil Company ("Shell Oil"). A hearing on objections filed by various parties to the Amended Brass Disclosure Statement was held on August 22, 1995. The Bankruptcy Court has given no indication of when it will rule on the objections.

         As previously reported, on April 7, 1995, the Official Polybutylene Claimants Committee (the "PB Committee") in the U.S. Brass Bankruptcy filed a proposed plan of reorganization and proposed disclosure statement (the "PB Committee Disclosure Statement"). On June 20, 1995, a hearing was held on the PB Committee Disclosure Statement during which the Bankruptcy Court heard objections previously filed by various parties, including U.S. Brass, Eljer Manufacturing and Eljer Industries, to the PB Committee Disclosure Statement. The Bankruptcy Court has given no indication of when it will rule on the objections.

         Two national class actions dealing with polybutylene plumbing systems have been certified by state courts in Tennessee [Tina Cox et al. v. Shell Oil Company et al., No. 18-844 (Chancery Court for Obion County at Union City, Tennessee, filed June 13, 1995)], and Alabama [Garria Spencer, et al. v. Shell Oil Company, et al. No. CV94-074 (Circuit Court of Greene County, Alabama, filed November 16, 1994)]. In connection with the actions in Cox and Spencer and a third proposed national class action pending in California state court [Helen Meers, et al. v. Shell Oil Company, et al. No. M 30590 (Superior Court of the State of California for the County of Monterey)], a global settlement conference was convened involving parties to the three state court proceedings. Eljer Industries and Eljer Manufacturing, defendants in Meers and third party defendants in Spencer, participated in the settlement conference. As a result of that settlement conference, Shell Oil, Hoechst Celanese Corporation ("Hoechst Celanese") and the class counsel in Cox and Spencer entered into a settlement agreement (the "Cox-Spencer Agreement"), whereby Shell Oil and Hoechst Celanese will pay $950 million in settlement of polybutylene claims of class members. On November 9, 1995, the Tennessee court in Cox approved the settlement. Once the settlement in Cox is final and non-appealable, the Cox-Spencer Agreement contemplates that class counsel in Spencer will dismiss all of their claims against Hoechst Celanese and Shell Oil.

         In connection with the Cox-Spencer Agreement, Eljer Industries, Eljer Manufacturing and U.S. Brass have entered into a tentative settlement which is contingent upon confirming a plan of reorganization in the U.S. Brass bankruptcy embodying the terms of the tentative settlement and finalization of an agreement with the parties to the Cox-Spencer Agreement. The tentative settlement provides that Eljer Manufacturing and U.S. Brass will contribute an amount equal to any proceeds of their insurance policies; the Company will contribute 75 percent of the net proceeds of the Household International, Inc. ("Household") litigation (subject to approval of the Company's bank group); $3 million in cash; a non-interest bearing note for $20 million payable over 10 years; and 17.5 percent of the equity of Eljer Industries in exchange for which Eljer Industries, Eljer Manufacturing and U.S. Brass will receive complete relief from claims arising from polybutylene sales to date and U.S. Brass will remain an indirect, wholly-owned subsidiary of Eljer Industries. Following an expected finalization of an agreement with the parties to the Cox-Spencer Agreement, it is anticipated that a third amended plan of reorganization containing the terms of the tentative settlement will be filed by the Company in the U.S. Brass bankruptcy. However, the timing or likelihood of approval of such an amended plan of reorganization can not be predicted. The Company believes it has previously made adequate reserves for the terms of this settlement based on the current market price of the Company's stock. Until a third amended plan of reorganization is filed, the Amended Brass Plan discussed above, remains pending with the Bankruptcy Court.

         As previously reported, on June 20, 1995, Hoechst Celanese filed a motion to convert the Chapter 11 reorganization case of U.S. Brass to a Chapter 7 liquidation. On October 24, 1995, Hoechst Celanese withdrew its motion.

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Condensed Consolidated Balance Sheets. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at October 1, 1995, U.S. Brass had a net affiliate receivable of approximately
$2.1 million.

         As previously reported, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends to adjust its litigation reserves during the course of the bankruptcy in order to maintain an equity balance of zero. Accordingly, for the three-month and nine-month periods ended October 1, 1995, U.S. Brass litigation expenses were reduced by approximately $202,000 and $2.4 million, respectively, through a reduction in the litigation reserves.

         Selected financial data for U.S. Brass are as follows (in thousands):

                                                      For the Nine Months Ended
                                                       October          October
                                                       1, 1995          2, 1994
                                                       -------          -------

Net Sales to Nonaffiliate Customers ............       $ 59,212        $ 62,792
Sales to Affiliates ............................         14,321          12,406
Reorganization Expenses ........................          2,600           1,576
Income from Operations .........................          1,101           2,630
Income Before Income Taxes .....................           --             1,693
Net Income .....................................           --               970
Cash Used in Operating Activities ..............         (1,836)         (3,330)
Cash Used in Investing Activities ..............         (1,133)         (1,725)
Cash Provided by Financing Activities ..........          3,292           5,081
Total Cash Flow ................................            323              26



                                                    As of October     As of January
                                                        1, 1995          1, 1995
                                                        -------          -------

Total Current Assets .........................          $36,045          $35,966
Total Assets .................................           52,594           52,725
Total Liabilities ............................           52,594           52,725
Total Shareholders' Equity ...................             --               --


Cash payments of reorganization expenses made during the nine months ended October 1, 1995, were approximately $1.4 million.

(3)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                        October        January
                                                        1, 1995        1, 1995
                                                       --------       --------

 Finished goods                                        $ 34,941       $ 35,105
 Work in process                                         10,261          9,617
 Raw materials                                           21,545         23,527
                                                       --------       --------

 Total inventories                                     $ 66,747       $ 68,249
                                                       ========       ========


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


(5)      PENSION PLAN AMENDMENTS:

         During the third quarter of 1995, the Company redesigned and amended certain of its pension plans. Accordingly, the Company recorded a curtailment gain of $2.7 million in income from operations. The amendments reflect a change in the Company's approach towards employee retirement plans which includes providing increased benefits under its 401(k) plan in lieu of certain of its pension plans.


(6)      CONTINGENCIES:

         Relationship with Household

         In the proceedings  against  Household,  on July 26, 1995, the Superior
Court in and for New Castle County, Delaware heard arguments on Household's motions for complete and partial summary judgment in the litigation between Household, the Company and Eljer Manufacturing. On October 16, 1995, the Superior Court denied all of Household's motions, except one claim which the Company elected not to pursue. On November 1, 1995, the Superior Court extended the period for discovery through the end of March 1996, with a trial date to follow.

         Kowin Development Company and Related Litigation

         As  reported in the  Company's  1994 Form 10-K,  on October  24,  1994,
Winston and Dorothy Ko, owners of Kowin Development Company and Croft Investments, Ltd., filed a complaint in the Circuit Court of Cook County, Illinois seeking individual damages of approximately $24 million from the Company, Eljer Manufacturing and certain individual defendants flowing out of a failed joint venture in the Peoples Republic of China. The defendants filed a motion to dismiss which was granted by order entered on August 1, 1995. The Circuit Court concluded that the action brought by the Kos was time barred. The Kos have given notice that they intend to appeal the ruling.

         Environmental Matters

         Proposition 65. As previously disclosed, the Company, Eljer Manufacturing, U.S. Brass and approximately 15 other manufacturers and sellers of residential and commercial brass faucets are defendants in two lawsuits; one brought by the Attorney General of the State of California and the other by Natural Resources Defense Council ("NRDC") and the Environmental Law Foundation ("ELF"); both alleging violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Settlements were reached wherein Eljer Manufacturing agreed to pay $30,000 to the NRDC and ELF and U.S. Brass agreed to allow the Attorney General a general, unsecured $30,000 claim in the U.S. Brass bankruptcy. Both settlements call for the dismissal of Eljer Industries as a named defendant. Also, over the course of the next four years Eljer Manufacturing and U.S. Brass will phase out the sale in California of leaded, brass faucets that exceed specified NSF ("National Sanitation Foundation") standards, and, in the interim, warning tags will be placed on faucets that exceed the specified NSF protocol. Under the proposed settlements, neither Eljer Manufacturing nor U.S. Brass has any affirmative obligation to market alternative brass faucets.

         On October 6, 1995, a motion to approve settlement in the Attorney General's case was granted and a Consent Judgment documenting the settlement terms was entered by the court. Defendants who did not participate in, and who objected to the settlement, have requested that the court reconsider entry of the Consent Judgment. A hearing on that request is scheduled to take place in November 1995.

         On October 24, 1995, NRDC and ELF dismissed their lawsuit against Eljer Manufacturing and U.S. Brass.

         Marysville, Ohio Facility. As previously disclosed, the Ohio Attorney General threatened commencement of a lawsuit for the Company's failure to renew financial assurance obligations for the Marysville site under Ohio law. On July 7, 1995, the Company was informed that the Ohio Attorney General intended to assess a $2.5 million civil penalty for alleged past financial assurance violations for the Marysville site. On October 5, 1995, the Company agreed to pay a cash penalty of $750,000, with an additional fine of $500,000 to be suspended pending completion of closure activities at the Marysville site in accordance with a closure plan approved by the Ohio Environmental Protection Agency. The settlement also requires the Company to begin funding an $8.5 million trust account over the next 12 months which would be used to pay for the clean-up at the Marysville site in order to meet the financial assurance requirements. The Company believes it has adequate reserves established to provide for the cash penalty and sufficient cash flow and debt availability to fund the trust account.


         Salem, Ohio Facility. On April 11, 1995, the Ohio Attorney General initiated an enforcement action against Eljer Manufacturing's Salem, Ohio facility for air emissions violations that allegedly occurred in 1989 and 1990. The Ohio Attorney General threatened to pursue litigation against Eljer Manufacturing to impose a permanent injunction that three identified sources of emissions would remain in compliance with the Ohio Administrative Code, and to recover civil penalties for past emission violations. In October 1995, Eljer Manufacturing negotiated a settlement with the Ohio Attorney General for the alleged air emission violations. The settlement calls for the payment of a $75,000 cash penalty and entry of a consent decree which requires the Salem, Ohio facility to maintain compliance over the next two years.

        Other Matters

         As previously disclosed, the Consumer Product Safety Commission ("CPSC") has been conducting an investigation under Section 15 of the Consumer Product Safety Act (the "Act") as to whether certain horizontal vent pipes including a vent pipe manufactured by Chevron Chemical Company's Plexco Performance Pipe division ("Plexco") pose a substantial product hazard under the Act. The vent pipes are used to exhaust combustion gases from mid-and high-efficiency small water boilers and central heating furnaces. Eljer's
Manufacturing's Selkirk Metalbestos division ("Selkirk") distributed Plexco product from mid-1990 until the end of 1993. Selkirk began manufacturing and selling its own vent pipe product in January 1994. The CPSC is expected to announce the results of its investigation and recommendations shortly. By law, the CPSC may direct repair, replacement or refund of any product that it believes poses a substantial product hazard. In Canada, certain provincial authorities have refused to continue gas service to any building containing these vent pipes. Selkirk believes that its product is superior to the Plexco product and has received no reports of product defects or failures. Therefore, no accrual has been made for this contingency.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Results of Operations

         Net sales decreased by approximately $7.9 million for the nine-month period ended October 1, 1995, compared to the nine-month period ended October 2, 1994, a 2.6% decrease. Net sales decreased by approximately $5.1 million, or 4.7%, to $102.8 million for the three-month period ended October 1, 1995, compared to the same period in 1994. The sales declines were due primarily to a weaker North American housing market as housing starts have declined approximately 8% in 1995 from 1994. European operations achieved increased sales of $3.2 million, or 6.9%, for the nine-month period ended October 1, 1995, compared to the same period in 1994, substantially as a result of favorable exchange rates, which partially offset the North American sales decreases.

         Gross profit margin decreased to 25.5% for the nine-month period ended October 1, 1995, from 27.7% for the comparable 1994 period. Gross margin decreased to 28.0% for the three-month period ended October 1, 1995, from 29.7% for the comparable 1994 period. The reduction in margin was attributable to continued significant increases, both in North America and Europe, in the cost of raw materials, including brass, aluminum, stainless steel, copper and polybutylene resin. The Company has implemented price increases on all product lines containing these raw materials during the first half of 1995. While the price increases have not yet impacted the margin comparisons year to year, the margin earned for the third quarter of 1995 did improve from the 24.7% reported in the 1995 second quarter. During the third quarter of 1995, the gross profit margin was also favorably impacted by a curtailment gain due to a redesign and amendment of certain of the Company's pension plans covering both hourly and salaried employees. The amendments reflect a change in the Company's approach toward employee retirement plans which includes providing increased benefits under its 401(k) plan in lieu of certain of its pension plans. The total curtailment gains impact on income from operations, including a portion applicable to selling and administrative expenses, was $2.7 million.

         Total selling and administrative expenses through October 1, 1995, were approximately $5.6 million and $3.7 million lower, respectively, for the nine-month and three-month periods then ended compared to the 1994 periods. In addition to the pension curtailment gain, advertising expenses have been significantly reduced and the Company's European operations have lowered costs as a result of the successful completion of the reengineering efforts in the latter part of 1994.

         As previously reported, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends on adjusting its litigation reserves during the course of the bankruptcy in order to maintain an equity balance of zero. Accordingly, U.S. Brass litigation expense was reduced by approximately $2.4 million and $202,000, respectively, for the nine-month and three-month period ended October 1, 1995, through a reduction of certain U.S. Brass litigation reserves. Total litigation and related costs of $6.9 million were reduced by this $2.4 million adjustment, resulting in net litigation and related costs of $4.5 million in the first nine months of 1995 compared to $5.9 million in the first nine months of 1994. The increase in total litigation costs is primarily a result of the increased legal costs associated with the U.S. Brass bankruptcy proceeding. See Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

         Interest expense increased approximately $2.2 million and $1.0 million for the first nine months and third quarter of 1995, respectively, over the same periods in 1994. This is due primarily to scheduled rate increases on debt and an amendment to the U.S. term debt agreement effected in late 1994 to improve liquidity and higher prime interest rates over the same period in 1994. The increase in the year-to-date expenses was offset partially by the expiration of an unfavorable interest rate swap agreement in April 1994, which added interest expense of $1.3 million to the first half of 1994.

         Income tax expense increased to $586,000 for the first nine months of 1995 from a benefit of $95,000 for the same period in 1994. The tax benefit in 1994 was due to European and Canadian pretax losses in the first nine months of 1994, and the Company's ability to utilize deferred tax benefits in the United States.


Liquidity and Capital Resources

         The net cash used in operating activities of $6.4 million for the nine months ended October 1, 1995, was $17.8 million more than the net cash flow from operating activities for the comparable 1994 period. Net income declined $4.6 million for the first nine months of 1995 compared to 1994. Receivables increased during the first nine months of 1995 and 1994 reflecting the increased quarterly sales and the seasonal pattern typical of the Company's operations. Also, cash flow from operations in 1994 was favorably impacted by the timing of payments to vendors. In addition, the cash usage in the 1995 and 1994 periods included payments previously accrued of approximately $9.5 million and $5.9 million, respectively, to customers under purchase incentive programs. The 1994 period included a $2.0 million reimbursement of amounts previously paid in connection with the Kowin Development Company litigation.

         Capital expenditures for the first nine months of 1995 were $10.3 million and included payments related to a new state-of-the-art kiln and dryers at the Company's Tupelo, Mississippi, chinaware plant, enameling robots at the Company's Salem, Ohio, cast iron plant, and new welded dual wall chimney manufacturing equipment at the Company's United Kingdom plant.

          Overall, cash and temporary cash investments decreased $18.4 million during the first nine months of 1995. The decrease in cash and temporary cash investments is primarily a seasonal decline due to the success of the annual extended terms program, which allows customers to make purchases in the first half of the year and defer payment until early in the fourth quarter, and normal cash payments occurring in the first half of the year that do not repeat in the second half of the year. Further, the Company continues to maintain approximately $25 million of borrowing availability for its liquidity needs.

          Eljer Manufacturing had term debt of $75.5 million outstanding at October 1, 1995. In August 1995, the Company amended its U.S. term debt agreement to extend the maturity date to January 31, 1997. Under the terms of the amendment, a $3.0 million principal repayment was made in August 1995 in addition to a $200,000 extension fee. Scheduled principal payments are $2.0 million in January 1996, $3.0 million in August 1996 and $3.0 million in December 1996, with the balance of $67.5 million becoming due at the January 31, 1997 maturity date. The $3.0 million December 1996 principal payment may be accelerated to April 1996 if certain conditions related to the U.S. Brass bankruptcy proceeding are not met.

         As previously reported in the Company's 1994 Form 10-K, after March 31, 1992, the Company was unable to demonstrate financial responsibility for closure, post-closure and third party liability with respect to its Salem, Ohio, facility and its Marysville, Ohio, site. On September 30, 1994, the U.S. Department of Justice ("DOJ") proposed payment related to the Salem site of a cash penalty of $175,000 with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities. The deferred amount would then be waived if the Company continues to comply with the financial responsibility requirements of the December 1990 consent decree. On October 19, 1994, the Company accepted the DOJ offer and is currently awaiting approval and entry of the modified consent decree by the court. The Company believes it currently meets its financial responsibility requirements regarding the Salem site although the Ohio Environmental Protection Agency ("Ohio EPA") has asserted that the Company has not posted sufficient collateral to cover the cost of post-closure care. The Company disputes the Ohio EPA's contention and has entered into discussions to resolve this issue.

         In addition, as previously disclosed, the Ohio Attorney General threatened commencement of a lawsuit for the Company's failure to renew financial assurance obligations for the Marysville site under Ohio law. On July 7, 1995, the Company was informed that the Ohio Attorney General intended to assess a $2.5 million civil penalty for alleged past financial assurance violations for the Marysville site. On October 5, 1995, the Company agreed to pay a cash penalty of $750,000, with an additional fine of $500,000 to be suspended pending completion of closure activities at the Marysville site in accordance with a closure plan approved by the Ohio Environmental Protection Agency. The settlement also requires the Company to begin funding an $8.5 million trust account over the next 12 months which would be used to pay for the clean-up at the Marysville site in order to meet the financial assurance requirements. The Company believes it has adequate reserves established to provide for the cash penalty and sufficient cash flow and debt availability to fund the trust account.

         As previously reported, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest system and related litigation and to seek confirmation of a Plan which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest system. There have been two proposed Plans filed with the Bankruptcy Court, which are discussed more fully in Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1. As announced on November 9, 1995, U.S. Brass, Eljer Industries, and Eljer Manufacturing have tentatively agreed to participate in a global polybutylene settlement related to the two certified national class actions dealing with polybutylene claims. As part of the settlement, Shell Oil and Hoechst Celanese, who were suppliers of the resins used in the manufacture of the polybutylene plumbing systems, have agreed to make up to $950 million available to repair such systems. The settlement was approved on November 9, 1995, by the Chancery Court for Obion County at Union City, Tennessee, the court hearing one of two national class actions dealing with polybutylene plumbing systems.

         The settlement is conditioned on the confirmation of a plan of reorganization in the U.S. Brass bankruptcy proceeding and finalization of an agreement with the parties to the global polybutylene settlement. Under the terms of its proposed agreement, the Company will contribute an amount equal to the proceeds it receives from certain insurance coverage; 75 percent of the net proceeds, if any, resulting from the litigation with its former parent, Household (see Note (6) "Contingencies" for further discussion); $3.0 million in cash; a non-interest bearing note for $20.0 million payable over 10 years; and
17.5 percent of the equity of Eljer Industries. In addition, U.S. Brass will continue to be an indirect, wholly-owned subsidiary of Eljer Industries. Following an expected finalization of an agreement with the parties in the global polybutylene settlement, a third amended plan of reorganization containing the terms of the tentative agreement will be filed with the Bankruptcy Court. However, the timing or likelihood of approval of such an amended plan cannot be predicted. The Company believes it has previously made adequate reserves for the terms of this agreement based on the current market price of the Company's stock.

          No assurances can be given that the proposed agreement will be finalized and a related plan of reorganization be confirmed and agreed to by the Bankruptcy Court and U.S. Brass creditors. As a result, no assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. If the proposed agreement is not finalized, the ultimate resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. The possibility also exists that settlement of claims against the Company, as previously discussed in the Company's 1994 Form 10-K, could, among other things, result in a change in the Company's equity structure. Until these matters are further resolved, they continue to create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form.


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

                  None

Item 5.  Other Information

                  None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit
                  Number                   Description

                    10             Amendment No. 1 to the Salaried Pension Plan
                                    of Eljer Manufacturing, Inc.
                    27             Financial Data Schedule



         (b)      Reports on Form 8-K

                      None

SIGNATURES:

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ELJER INDUSTRIES, INC.


Date:         November 15, 1995                 By:/s/Brooks F. Sherman
      -------------------------                    --------------------
                                                   Brooks F. Sherman
                                                   Vice President - Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)