Form 10-K405
period 1995-12-31
ELJER INDUSTRIES INC
filed 1996-03-07
CIK 846657

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]               Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1995

                                       OR

[_]             Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)

                           Commission File No 0-10181

                             ELJER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        75-227087
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        17120 Dallas Parkway
            Dallas, Texas                                   75248
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

         As of March 5, 1996, there were outstanding 7,152,252 shares of the registrant's common stock, par value $1, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 5,
1996) was approximately $76,112,000.

                       Documents Incorporated by Reference
           The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 16, 1996, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995.

Item 1.       BUSINESS

                                   BACKGROUND

General

         Eljer Industries, Inc. through its subsidiaries ("Eljer Industries" or, together with its subsidiaries, the "Company") is a leading manufacturer of high quality building products for residential construction, commercial construction and repair and remodeling markets. The Company manufactures and markets plumbing and heating, ventilating and air conditioning ("HVAC") products in North America and HVAC products in Europe. The Company markets its products through wholesale distribution channels and, in North America, directly to building products retailers. In North America, Eljer Industries is one of three leading full-line suppliers of bath and kitchen fixtures and faucets and is a leading supplier of registers, grilles and venting systems. In Europe, the Company is a leading manufacturer of prefabricated chimneys and venting systems. During fiscal years 1995, 1994 and 1993, revenues from sales of plumbing products comprised approximately 59%, 61% and 59%, respectively, of the Company's net sales, with the balance derived from the sale of HVAC products.

o         North American Operations

         Eljer Plumbingware, a division of Eljer Manufacturing, Inc. ("Eljer Manufacturing"), a wholly-owned subsidiary of Eljer Industries, manufactures and markets a full line of plumbing fixtures, including vitreous china toilets and lavatories and enameled cast iron tubs, whirlpools and lavatories. It also markets faucets manufactured by United States Brass Corporation ("U.S. Brass"), a wholly-owned subsidiary of Eljer Manufacturing.

         U.S. Brass manufactures and markets a full range of faucets, plumbing supplies, connectors and flexible plumbing systems in the United States. On May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 2 to the Consolidated Financial Statements in
Item 8 for further discussion.

         Selkirk Metalbestos and Dry Manufacturing, each divisions of Eljer Manufacturing, manufacture and market HVAC products, including registers, grilles, venting systems, prefabricated chimneys, air diffusers and fireplaces. Combined, Selkirk and Dry, along with a Selkirk subsidiary in Canada ("Selkirk/Dry"), are a market leader for registers, grilles and venting systems in North America.

         In February 1995, the Company formed Industrias Eljer de Mexico, S.A. de C.V., ("Eljer de Mexico") under the laws of Mexico. Eljer de Mexico engages in certain assembly and packaging operations on behalf of the Company in Ojinaga, Chihuahua, Mexico.

o         European Operations

         The Company has European subsidiaries operating primarily in the United Kingdom and Germany ("Selkirk Europe"). Selkirk Europe manufactures and markets a full line of prefabricated chimneys and venting systems for both commercial/industrial and residential markets. These products are used in new construction, as well as for repair and replacement uses, including energy conversion. The energy conversion from coal to oil and gas is a major source of demand for Selkirk Europe's venting products. Selkirk Europe is a market leader for these products in Europe, and also sells its products in other markets around the world.

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

         Eljer Industries itself was organized under the laws of the State of Delaware on January 26, 1989, as a wholly-owned subsidiary of Household. Under Household's ownership, various Eljer businesses operated as subsidiaries or as divisions of subsidiaries of Household. On April 14, 1989, all the outstanding shares of common stock of Eljer Industries were distributed to holders of Household common stock (the "spin-off"). The Company has operated as a publicly-held corporation since that date.

                             DESCRIPTION OF BUSINESS

Products

         Plumbing Fixtures. Eljer Plumbingware manufactures and markets enameled cast iron and vitreous china plumbing fixtures, including toilets, lavatories and bathtubs for residential and commercial applications. Eljer Plumbingware also markets faucets and acrylic bathtubs and whirlpools for these applications. Eljer Plumbingware's line of products includes bathroom and kitchen fixtures for new and remodeled construction. Eljer Plumbingware regularly updates its products and colors in response to changing style trends and develops new products as the market demands. Eljer Plumbingware has been a leader in developing and manufacturing low water consumption 1.6 gallon toilets, which are statutorily mandated throughout the United States. Eljer Plumbingware offers a broad line of such products.

         Cast iron and vitreous china fixtures are sold under the Eljer trademark. The Company manufactures vitreous china fixtures in two domestic plants and imports certain specialized fixtures from Thailand. Enameled cast iron fixtures are manufactured at one domestic plant. See "Properties" in Item 2.

         Faucets, Plumbing Supplies and Systems. U.S. Brass manufactures a wide range of faucets, plumbing supplies and plumbing systems for residential and commercial construction, remodeling and do-it-yourself applications. U.S. Brass markets these products under the Valley, Eastman and Qest trademarks. The Valley trademark applies to faucets ranging from competitively priced bathroom faucets to high-end luxury models (Valley Plus) and also includes kitchen faucets. Eljer Plumbingware markets, under the Eljer trademark, faucets manufactured by U.S. Brass that complement its fixture line. U.S. Brass also manufactures several private label faucets for large retailers. Eastman plumbing supplies include supply tubes and valves, fittings, air gaps and flexible gas and water connectors. Qest plumbing systems, incorporating polybutylene pipe and metal connective fittings, offer ease of installation, freeze tolerance and cost reduction to builders and plumbing contractors. In 1996, U.S. Brass will begin manufacturing and marketing QestPEX plumbing systems. QestPEX uses pipe extruded from cross-linked polyethylene ("PEX") resin. The Company believes the QestPEX system offers the same favorable attributes as the Qest polybutylene system. The sale of the Qest polybutylene system will be phased out in 1996 as Shell Chemical Company ("Shell Chemical"), a subsidiary of Shell Oil Company, the only supplier of polybutylene resin, has announced it will no longer sell this resin for plumbing applications in the U.S. Polybutylene plumbing systems using acetal fittings (the "Qest system"), manufactured and sold for residential site-built installations from 1979 through 1986, and for other installations from about 1975 through 1990, have been the subject of litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7, and Notes 2 and 13 to the Consolidated Financial Statements in Item 8.

         Heating, Ventilating and Air Conditioning Products. The Company, through Selkirk/Dry and Selkirk Europe, manufactures and markets, in the United States, Canada and Europe, prefabricated chimneys, venting systems, registers, grilles and other related specialty items.

         The Company believes it is a leading manufacturer of venting systems of its type in North America and in Europe. These venting systems are used in residential, commercial and industrial construction primarily to provide venting of discharge from a furnace, appliance, boiler or diesel engine to the outside. Eljer Industries' brands in North America are sold primarily under the Metalbestos, Airmate, P.S. Chimney and Sel-Vent trademarks and in Europe under the Selkirk, Nova, Supra and Europa trademarks.

         Selkirk/Dry's products are used primarily in new residential and commercial construction and are marketed in the United States under the Airmate and Sel-Aire trademarks and in Canada under the Lloydaire trademark. They are also sold in the retail market under the Showcase trademark. The Company also manufactures other specialty products, including gas and wood-burning fireplaces.

Markets and Distribution

         Plumbing. The Company markets plumbing products primarily in North America through agents and direct salesmen. The Company also sells plumbing products through wholesale distributors in the Far and Middle East. Eljer Industries supports its product lines with a variety of advertising, including national and trade magazines. Plumbing products are sold domestically primarily through two major channels of distribution: (1) plumbing wholesalers and (2) retail outlets. Sales through retail channels accounted for approximately 39% of net plumbing sales in 1995.

         Plumbing products sold by the Company are used primarily in new home construction and repair/remodeling; therefore demand for plumbing products is closely related to the rate of new housing starts and fluctuations in remodeling and repair activities. The housing market is cyclical and is affected primarily by interest rates, consumer confidence and the availability of mortgage loans. The repair and remodeling markets are less cyclical, providing a different source of demand for plumbing products and reducing the Company's reliance on new home construction. Both housing starts and the repair and remodeling market experienced declines in 1995, and many published forecasts indicate housing starts will continue at relatively low levels in 1996. The other end use of the Company's plumbing products is the commercial/industrial market, which consists of hotels, health care facilities, educational and penal institutions and office buildings.

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

         HVAC. The Company's HVAC products are used in the residential, industrial and commercial construction markets for new construction and repair and remodeling applications. HVAC products are sold primarily to regional wholesalers and through retailers and contractors. Sales of these products are subject to customer demand and general business conditions in these markets and the North American and European economies. The Company believes that eastern European markets, as they convert to natural gas, represent a strong market potential in the future, depending on the economic environment.

         In all major HVAC product lines there are a variety of competitors who aggressively compete for market share. Competition is based primarily on brand recognition, product design, product quality, range of product line, price, service and engineering support. The Company believes that it is competitive with respect to each of these factors.

Raw Materials

         The manufacture of plumbing products requires clay, iron, brass, copper and plastic, including polybutylene resin. Other than polybutylene resin, which is currently produced domestically only by Shell Chemical, these materials are, and have been, readily available from several sources. In the past, the Company has not experienced difficulty in obtaining polybutylene resin from Shell Chemical as needed. However, subsequent to yearend, Shell Chemical announced that it will discontinue the sale of polybutylene resin effective April 16, 1996. In 1996, the Company will introduce a new product, QestPEX, utilizing a cross- linked polyethylene ("PEX") resin. PEX resin is readily available from several sources.

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

         Backlog of Orders and Inventory. The backlog of unshipped factory orders at the end of fiscal years 1995 and 1994 was approximately $17.1 million and $19.8 million, respectively. The Company expects that all the orders in backlog at the end of fiscal year 1995 will be shipped during 1996. The Company must carry inventory of certain products to meet rapid delivery requirements of its customers.

         Employees. The Company employs approximately 3,700 people, approximately 1,600 of whom are covered by collective bargaining agreements with various labor unions. The collective bargaining agreement at the manufacturing plant in Nampa, Idaho, expired July 8, 1991. The plant has been operating without a contract since that date. A new three year agreement was reached at the Company's Ford City, Pennsylvania, plant effective May 27, 1995, without production interruption. This was the only location for which an agreement expired in 1995. The Company's other collective bargaining agreements have expiration dates in 1996 or in 1997. On March 5, 1996, employees at the Company's Salem, Ohio, plant did not approve a new collective bargaining agreement and a strike commenced. While the Company does not have any means to predict the length of the work stopage, it is hopeful an agreement can be reached quickly. In general, relations with employees have been satisfactory.

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


            Name and Age                                              Office and Experience

Scott G. Arbuckle, 64.........................President and Chief Executive Officer. Mr. Arbuckle has served in his current position since February 1990. Mr. Arbuckle
                                               previously served as Executive Vice President of Eljer Industries and President of the HVAC Group. He joined U.S. Brass in 1963.

James A. Harris, 39............................Executive Vice President.  Mr. Harris has served in his current position since January 1996 and also serves as the
                                               President of Eljer Manufacturing, Inc. Mr. Harris previously served as Vice President-Sales and Marketing of Eljer Industries from
                                               January 1992 to December 1995. Prior to January 1992, Mr.
                                               Harris served as Vice President-Marketing.

Brooks F. Sherman, 35..........................Vice President-Finance, Chief Financial Officer and Treasurer.  Mr.
                                               Sherman has served in his current position since June 1995.  Mr.
                                               Sherman previously served as Controller, Treasurer and Assistant
                                               Secretary since April 1991 and as Controller and Assistant
                                               Secretary since 1989.

James F. Thomason, 61..........................Vice President-Manufacturing. Mr. Thomason has served in his current position since April 1991, having previously served as
                                               Group President-Selkirk/Dry N.A. from April 1990 to April 1991.
                                               Prior to joining Eljer Industries, Mr. Thomason served in various management positions with the Kohler Company, most recently as
                                               Vice President-Operations for Plumbing and Specialty Products,
                                               International.

George W. Hanthorn, 48.........................Vice President-General Counsel and Secretary.  Mr. Hanthorn
                                               has served in this position since October 1994.  Mr. Hanthorn previously served as Senior Vice President-General Counsel and
                                               Secretary of Greyhound Lines, Inc., Dallas, Texas, a publicly-held transportation services company, from 1990  to 1994, and as Vice
                                               President, General Counsel and Secretary of Greyhound Lines,
                                               Inc. from 1987 to 1990.

Nancy J. Duricic, 41...........................Vice President-Human Resources.  Ms. Duricic has served in her current position since January 1996.  Ms. Duricic previously served as Director-Human Resources from June 1995 to
                                               December 1995, as Director-Compensation and Benefits from
                                               January 1992 to June 1995, and as Manager of Employee
                                               Benefits since September 1990.







Steven M. Rodman, 41...........................Vice President-Sales and Marketing.  Mr. Rodman has served in his current position since January 1996, having previously served as Eljer Manufacturing, Inc.'s Vice President-Consumer Sales
                                               since joining the Company in August 1992.  Mr. Rodman
                                               previously served as Director of Sales for Artesian Plumbing
                                               Products, Mansfield, Ohio, a privately-held plumbing fixture manufacturer.

Gerald J. Morris, 55...........................Controller and Assistant Secretary.  Mr. Morris has served in his current position since June 1995 and has held a variety of division controllership positions since joining the Company in February
                                               1981, most recently as Controller-Manufacturing.

Item 2.         PROPERTIES

         The following table sets forth the location, approximate square footage and use of each of the principal manufacturing plants of the Company, separated by the operating unit or subsidiary which operates the facility. Except as indicated in the table, all the plants are owned by the Company.

                                           Approximate
             Location                    Square Footage                             Use

Eljer Plumbingware:
      Ford City, Pennsylvania.........      736,000           Manufacture of vitreous china products.
      Salem, Ohio.....................      477,000           Foundry-manufacture of enameled cast iron products.
      Tupelo, Mississippi<F1>..........     422,000           Manufacture of vitreous china products.
U.S. Brass:
      Abilene, Texas..................      174,000           Manufacture of faucets.
      Commerce, Texas.................      172,000           Manufacture of flexible plumbing systems and brass
                                                              and copper gas and water connectors.
      Plano, Texas....................       98,000           Manufacture of brass plumbing supplies.
      Elkhart, Indiana................       97,000           Manufacture of flexible plumbing systems.
Selkirk/Dry:
      Winters, Texas..................      337,000           Manufacture of registers, grilles, diffusers and gas
                                                              vents.
      Logan, Ohio.....................      194,000           Manufacture of gas vents and chimney systems.
      Nampa, Idaho....................      154,000           Manufacture of gas vents and chimney systems.
      Coleman, Texas..................      110,000           Manufacture of registers, grilles and fireplaces.
      Brockville, Ontario, Canada.....       75,000           Manufacture of fireplaces and chimney systems.
      Mississauga, Ontario, Canada<F2>       55,000           Manufacture of registers and grilles.
Selkirk Europe:
      Barnstaple, England.............       92,000           Manufacture of gas vents and chimney systems.
      Mullicott Cross, England........       68,000           Manufacture of venting and specialty products.
Eljer de Mexico:
      Ojinaga, Mexico<F3>..............      19,000           Assembly and packaging.
------------

<F1>    Leased until 2066
<F2>    Leased until 1999
<F3>    Leased until 1998

         In general, the manufacturing facilities for plumbing products are in good condition and are operating at capacities which range from approximately 45% to 95%.

         The manufacturing facilities for gas vents and chimney systems are presently operating at approximately 70% capacity, except the Canadian plant, which is operating at a lower capacity level. The plants which are used to manufacture registers, grilles and other specialty items are presently operating at approximately 90% capacity except the Canadian plant, which is operating at a lower capacity level. Each of these facilities is in good condition.

         All Selkirk/Dry and Eljer Plumbingware properties, with the exception of the Salem, Ohio, plant, secure the Company's domestic bank term loans. The Commerce, Texas, location secures certain industrial revenue bond obligations. All owned properties in England secure both the revolving credit agreement and the term debt in the United Kingdom. See Notes 3 and 7 to the Consolidated Financial Statements in Item 8 for further discussion.

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

         Environmental Proceedings

         The Company operates plants that may generate hazardous and non-hazardous waste, disposal of which is subject to federal and state regulation. The past disposal of hazardous and non-hazardous waste generated at the Company's plants may now be subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Several Company facilities have been required to implement programs to remedy the effects of past waste disposal. Not all plants have been the focus of comprehensive environmental studies. Except as described in Note 13 to the Consolidated Financial Statements in Item 8, the Company is not aware of any instances of noncompliance with currently applicable safety, health and environmental laws and regulations which might have a significant adverse effect on the Company's financial condition or results of operations. With respect to current operating procedures, the Company believes that it is in material compliance with such applicable laws and regulations. The Company has established accruals of approximately $15.1 million at the end of 1995 pertaining to environmental, health and safety matters which the Company believes are adequate. Although the timing of the related payments is uncertain, the Company believes that a substantial portion of the payments will be made over the next three years. See Note 13 to the Consolidated Financial Statements in Item 8 for discussion of individual sites and environmental related litigation.

         Additional information regarding legal proceedings of the Company is set forth herein in Notes 2, 13 and 14 to the Consolidated Financial Statements in Item 8, and is incorporated herein by these references.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of Eljer Industries during the fourth quarter of fiscal year 1995.


                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

         Eljer Industries' common stock is traded principally on the New York Stock Exchange. The following table reflects the range of high and low selling prices of Eljer Industries' common stock by quarter for 1995 and 1994. This information is based on selling prices as reported by the New York Stock Exchange.

                                               1995                  1994
                                          ---------------     ------------------
                                           High      Low        High       Low
                                          ------   ------      ------    ------
         First Quarter....................$6-3/4   $4-1/8      $9-1/4    $6-5/8
         Second Quarter................... 6-1/2    5           8-1/2     5-7/8
         Third Quarter.................... 6-1/4    4-5/8       8-1/2     6-1/2
         Fourth Quarter................... 12       3-3/4       7-3/4     5-1/8

Holders

         At March 5, 1996, there were approximately 8,340 holders of record of common stock.

Dividends

         No dividends were declared in fiscal 1995 or 1994. The Board of Directors intends to review its dividend policy regularly with the intent of restoring a cash dividend when appropriate; however, Eljer Industries is currently restricted by certain debt covenants from paying dividends during the term of its U.S. term debt agreement. See Notes 3 and 7 to the Consolidated Financial Statements in Item 8.

Item 6.       SELECTED FINANCIAL DATA

         The  following  table  presents   selected   financial  data  of  Eljer
Industries. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                               1995      1994        1993         1992       1991
                                                             -------    ------      ------       ------     ------
                                                                      (In millions, except per share amounts)

Net sales............................................        $397.4     $406.1      $387.6       $397.3     $402.5
Income from operations before unusual
     items...........................................          20.6       22.1        21.1         23.4       19.0

Income (loss) from operations........................          21.3         .3<F3>    21.1         23.4      (33.9)
Income (loss) before income taxes....................           6.8      (12.4)<F3>    6.4          9.4      (47.8)
Income (loss) before extraordinary item
     and cumulative effects of changes in
     accounting principles...........................           4.9      (12.2)<F3>    3.9         (2.1)     (59.7)
Net income (loss)....................................           4.9      (12.2)<F3>    3.9        (57.3)<F2> (59.7)
Earnings (loss) per share before
     extraordinary item and cumulative
     effects of changes in accounting
     principles......................................           .69      (1.72)<F3>    .55         (.30)     (8.46)
Earnings (loss) per share............................           .69      (1.72)<F3>    .55        (8.11)<F2> (8.46)
Total assets.........................................         249.0      257.1       235.4        254.4      239.2
Long-term debt.......................................          81.7       83.0       103.1        114.8       87.7<F1>
Dividends per common share...........................             -          -           -            -          -
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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Year ended December 31, 1995 ("1995") compared with year ended January 1, 1995 ("1994")

         Net sales decreased $8.7 million, or 2.1%, for 1995 compared to 1994. The decline is due to an approximate 8% decline in U.S. housing starts. North American sales declined $13.0 million or 3.8%. To offset the decline in traditional sales resulting from the depressed new housing market, the Company increased sales through retail channels approximately $2.1 million by expanding its product line offerings to existing retail accounts. Partially offsetting the North American decline, European operations achieved a $4.3 million increase in net sales. The improved European results were due to multiple programs instituted to increase sales combined with favorable exchange rates. Published forecasts indicate that 1996 U.S. housing starts will not improve significantly over 1995 levels. Eljer will continue to evaluate alternative markets and channels of distribution to balance the demand for its products.

         Gross profit margins decreased to 25.7% in 1995 compared to 27.8% in 1994. This decline is primarily due to significant increases in raw material costs in both North America and Europe including brass, aluminum, stainless steel, copper and polybutylene resin. In response, the Company implemented price increases on all product lines containing these materials during the first half of 1995. During the last half of 1995 these price increases began to favorably impact results. Subsequent to yearend, the Company was notified by Shell
Chemical, the supplier of polybutylene resin used in the manufacture of polybutylene plumbing systems ("Qest"), that effective April 16, 1996, they will discontinue the sale of this resin for pipe applications in the U.S. In 1996, the Company will introduce a new product, QestPEX, utilizing a cross-linked polyethylene ("PEX") resin, in the pipe extrusion. Like the Qest system, QestPEX is a flexible, freeze resistant pipe using metal insert fittings with crimp rings. This system has been used effectively in Europe for many years by other manufacturers.

         In addition, the gross profit margins were favorably impacted by a curtailment gain recorded in connection with a redesign and amendment of certain of the Company's pension plans covering both salaried and hourly employees. The amendments reflect a change in the Company's approach toward employee retirement plans which includes providing increased benefits under its 401(k) plan in lieu of certain of its pension plans. The total impact of the curtailment gain on gross profit was $2.2 million.

         Total selling and administrative expenses for 1995 were $8.1 million, or 9.9%, lower than 1994 levels and declined as a percent of sales from 20.1% in 1994 to 18.5% in 1995. The decline is primarily the result of the cost reduction programs instituted in each of the Company's business units which resulted in lower advertising and administrative costs. These reductions were partially offset by severance and related costs associated with several management changes made in mid-1995 to reduce future expenses and strengthen the management team. The Company expects to see the full financial benefit of these changes in 1996. Also, in connection with the redesign and amendment of certain pension plans discussed above, a curtailment gain was recorded favorably impacting selling and administrative expenses by $1.1 million. Conversely, the Company accrued an additional $1.4 million for environmental related liabilities. See Note 13 to the Consolidated Financial Statements in Item 8 for further discussion.

         Litigation costs decreased approximately $855,000 in 1995 below 1994 levels primarily as a result of management's continued efforts to control these costs in light of the magnitude of the legal matters facing the Company. These costs include legal fees incurred by both Eljer Industries and U.S. Brass in connection with the Chapter 11 bankruptcy proceeding of U.S. Brass, as well as the litigation with Household relating to the spin-off.

         As a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a $21.9 million unusual charge against earnings in 1994 which reduced its net book value to zero. U.S. Brass intends to maintain an equity balance of zero during the course of the bankruptcy. Accordingly, in 1995 U.S. Brass recorded an unusual gain adjustment of approximately $676,000 to maintain its equity balance at zero. U.S. Brass incurred a net loss in 1995 as a direct result of $2.1 million in legal fees associated with the bankruptcy. See Note 2 to the Consolidated Financial Statements in Item 8 for additional discussion.

         Interest expense increased $2.3 million in 1995 over 1994 levels. This is due primarily to scheduled rate increases on debt and an amendment to the U.S. term debt agreement effected in late 1994. In addition, prime interest rates were higher in 1995.

         Income tax expense increased to $1.9 million in 1995 from a benefit of $173,000 in 1994. The tax benefit in 1994 was due to European and Canadian pre-tax losses and the Company's ability to utilize deferred tax benefits in the United States. The Company continues to utilize deferred tax benefits in the United States, but 1995 tax costs were increased by $1.1 million due to payments associated with unrealizable tax benefits on payments made to Household under an indemnification agreement with Household. See Note 11 to the Consolidated Financial Statements in Item 8 for additional discussion.

         1994 compared with year ended January 2, 1994 ("1993")

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

         Gross profit margins decreased to 27.8% in 1994 compared to 28.2% in 1993. The decline was the result of a significant reduction in the level of sales of higher margin products in Europe, where the market has remained soft, primarily offset by improved margins on the Company's plumbing products due to increased volume and improved product mix. The Company reengineered the European operations to reduce costs and anticipates the benefits of these changes, as well as expected modest economic strengthening, should improve the European results in 1995, although raw material price increases will limit this improvement. The reengineering consisted primarily of the relocation of the Company's operations in Germany to its plants in the United Kingdom. Costs related to the restructuring were approximately $867,000 in 1994 and were covered by accruals established in 1991.

         Gross profit margins for 1994 improved in North America to 26.5% from 25.6% in 1993. This was primarily attributable to production efficiencies and better cost absorption associated with increased volume.

         Total selling and administrative expenses for 1994 were $865,000 or 1.1% higher than the 1993 level ($81.8 million in 1994; $80.9 million in 1993) primarily as a result of increased sales incentives and commissions due to higher sales volume, partially offset by lower advertising costs. Litigation costs continued to increase in 1994, rising $1.6 million over the 1993 level. The higher costs related primarily to the Chapter 11 bankruptcy proceeding of U.S. Brass. See Note 2 to the Consolidated Financial Statements in Item 8 for additional discussion.

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

Liquidity and Capital Resources

          The net cash provided by operating activities of $12.3 million was $1.6 million more than in 1994. In 1994, the cash flow was negatively impacted by a $13.0 million payment to repay all amounts outstanding under the Company's prior accounts receivable sales program. Offsetting this payment, cash flow from operations in 1994 was favorably impacted by the timing of payments to vendors, timing of payments under sales incentive programs and higher operating earnings. The Company has an unfunded postretirement benefit obligation of $39.4 million at the end of 1995. The Company funds its postretirement benefit obligation on a pay-as-you-go basis. Funding was $1.7 million and $2.9 million in 1995 and 1994, respectively.

         Capital expenditures in 1995 were $14.0 million and included payments related to a new state-of-the-art kiln and dryers at the Company's Tupelo, Mississippi, chinaware plant; enameling robots at the Company's Salem, Ohio, cast iron plant; and new welded dual wall chimney production equipment at the Company's United Kingdom plants, as well as the replacement and improvement of capital equipment at various other locations.

         The Company maintains letters of credit securing its casualty insurance program. Prior to October 1995, one of these letters of credit was fully cash collateralized with the financial institution then providing the letter of credit. In October 1995, Congress Financial Corp. ("Congress") began providing this letter of credit and the original financial institution returned the cash that had been used as collateral. These funds were then used to reduce the Company's short-term borrowings. The letter of credit reduces the amount available for borrowing under the revolving credit facility provided by Congress. In total, the Company decreased its short-term borrowings during 1995 by $4.3 million. See Note 7 to the Consolidated Financial Statements in Item 8 for further discussion of the Company's financing agreements.

         In total, the Company reduced its long-term borrowings by $4.4 million in 1995. These payments were financed primarily with cash generated by operations and cash on hand.

         In August 1995, the Company amended its U.S. term debt agreement to extend the maturity date to January 31, 1997. Under the terms of the amendment, a $3.0 million principal payment was made in August 1995 in addition to a $200,000 extension fee. Scheduled principal payments are $2.0 million in January 1996, $3.0 million in August 1996 and $3.0 million in December 1996, with the balance of $67.5 million due at the maturity date of January 31, 1997. The $3.0 million December 1996 principal payment may be accelerated to April 1996 if certain conditions related to the U.S. Brass bankruptcy are not met.

         The Company intends to explore some manner of debt restructuring or extension of existing debt prior to the January 1997 term debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing or extension of existing debt and there can be no assurance that any such commitment or extension can be obtained prior to the term debt maturity date. Failure to obtain such a commitment or extension, or failure to pay the term debt when due, would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except that pledged under the Revolver and assets of U.S. Brass), including a majority of the stock of its foreign subsidiaries. Failure to pay the term debt when due would also be an event of default under the Revolver.

         At yearend 1995, the Company was in compliance with all covenants related to its existing debt. See Note 7 to the Consolidated Financial Statements in Item 8 for additional discussion of debt.

         As discussed in "Legal Proceedings" in Item 3 and in Note 13 to the Consolidated Financial Statements in Item 8, after March 31, 1992, the Company was unable to demonstrate financial responsibility for closure, post-closure and third party liability with respect to its Salem, Ohio, facility and its Marysville, Ohio, site. The U.S. Department of Justice (the "DOJ") sought payment by the Company related to the Salem site of a cash penalty of $175,000 with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities without any further violations of the Company's financial assurance obligations under Ohio law. The Company accepted the DOJ offer and approved modification of a prior consent decree entered in 1990 relating to these issues. The modified consent decree is currently pending approval by DOJ and entry by the court. The Company believes it currently meets its financial responsibility requirements regarding the Salem facility although the Ohio Environmental Protection Agency ("Ohio EPA") has asserted that the Company has not posted sufficient collateral to cover the cost of post-closure care. The Company disputes the Ohio EPA's contention and is currently negotiating the matter with the Ohio EPA.

         In addition, the Ohio Attorney General threatened commencement of a lawsuit for the Company's failure to renew financial assurance obligations for the Marysville site under Ohio law. On July 7, 1995, the Company was informed that the Ohio Attorney General intended to assess a $2.5 million civil penalty for alleged past financial assurance violations for the Marysville site. On October 5, 1995, the Company agreed to pay a cash penalty of $750,000, with an additional fine of $500,000 to be suspended pending completion of closure activities at the Marysville site in accordance with a closure plan approved by the Ohio EPA. The settlement also requires the Company to begin funding an $8.5 million trust account through the remainder of 1996, which would be used to pay for implementation of the closure plan at the Marysville site in order to meet the financial assurance requirements. The Company believes it has adequate reserves established to provide for the cash penalty and sufficient cash flow and debt availability to fund the trust account.

         As discussed in Note 2 to the Consolidated Financial Statements in Item 8, on May 23, 1994 (the "Petition Date"), U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest system and related litigation and to seek confirmation of a Plan which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest system. On June 28, 1994, U.S. Brass entered into a debtor-in-possession financing agreement  (the "DIP  Financing  Agreement")  with  Congress,  who had  provided secured financing for working capital purposes prior to the Petition Date. Pursuant to the DIP Financing Agreement, Congress agreed to provide loans and advances in an amount not to exceed $20 million when added to the outstanding amount of advances made by Congress prior to the Petition Date. At yearend 1995, the outstanding principal amount of such advances was approximately $10.3 million. The DIP Financing Agreement expires June 1996. If U.S. Brass has not exited Chapter 11 prior to that time, U.S. Brass will seek an extension of its existing DIP Financing Agreement, with Bankruptcy Court approval. Congress has indicated its intent to extend the DIP Financing Agreement for an additional year, subject to approval by the Bankruptcy Court. There can be no assurance that such an extension will be granted.

         Between 1988 and July 1991 U.S. Brass, Shell Chemical and Hoechst Celanese participated in a toll-free consumer hotline for homeowners with Qest system claims. U.S. Brass, Shell Chemical and Hoechst Celanese shared the cost of repairs and replacements (the "Sharing Agreement") until July 1991 when U.S. Brass withdrew its participation. Shell Chemical and Hoechst Celanese have settled and continue to settle cases and repair or replace Qest systems for which they contend that U.S. Brass was or is partially responsible under the Sharing Agreement. Shell Chemical and Hoechst Celanese no longer provide U.S. Brass or the Company with information on the amount they claim they have expended on settlement of claims on behalf of U.S. Brass under the Sharing Agreement. The previously reported litigation filed by Hoechst Celanese and Shell Chemical in New Jersey state court against U.S. Brass, Eljer Manufacturing and Household relating to the Qest system and the Sharing Agreement remains pending in the Bankruptcy Court on a motion by Shell Chemical and Hoechst Celanese to sever the claims against Household and remand the Household claims back to New Jersey state court. Any claims arising out of the Sharing Agreement and claims brought in the New Jersey state court against U.S. Brass and Eljer Manufacturing would be resolved in connection with the proposed settlement discussed below and further in Note 2 to the Consolidated Financial Statements in Item 8.

         The Official Polybutylene Creditor's Committee (the "PB Committee"), established in the U.S. Brass bankruptcy case, has alleged that Eljer Industries, Eljer Manufacturing and Household may be liable for Qest system claims under principles of alter ego and related theories of liability. On January 30, 1995, the Bankruptcy Court denied the PB Committee's motion to file a proposed complaint on behalf of U.S. Brass against the Company to determine whether the Company should be held liable for certain debts of U.S. Brass based on alter ego liability. The PB Committee has filed a notice of appeal from that ruling. Since the filing of U.S. Brass' bankruptcy petition, the PB Committee and certain co-defendants in the Qest system litigation have asserted that Eljer Industries and Eljer Manufacturing are also directly liable for damages arising from the design, manufacture and marketing of the Qest system. However, in one class action, a Denver, Colorado District Court dismissed Eljer Industries and Eljer Manufacturing from the case. The court ruled that there were no facts presented establishing that Eljer Industries or Eljer Manufacturing directly participated in the design, manufacture or distribution of the Qest systems.

         On November 9, 1995, U.S. Brass, Eljer Industries and Eljer Manufacturing tentatively agreed to participate in a global polybutylene settlement related to the two certified national class action lawsuits dealing with polybutylene claims. As part of the settlement, Shell Oil and Hoechst Celanese, who were suppliers of the resins used in the manufacture of the polybutylene plumbing systems, have agreed to make up to $950 million available to repair such systems. The settlement was approved on November 9, 1995, by the Chancery Court for Obion County at Union City, Tennessee, the court hearing one of two national class actions dealing with polybutylene plumbing systems.

         Eljer's and U.S. Brass' participation in the settlement is conditioned on the confirmation of a plan of reorganization in the U.S. Brass bankruptcy proceeding and finalization of an agreement with the parties to the global polybutylene settlement. Under the terms of its proposed agreement, the Company will contribute an amount equal to the proceeds it receives from certain insurance coverage; 75% of the net proceeds, if any, resulting from the litigation with its former parent, Household (see Note 14 to the Consolidated Financial Statements in Item 8 for further discussion); $3.0 million in cash; a non-interest bearing note for $20.0 million payable over 10 years; and 17.5% of the equity of Eljer Industries. In addition, U.S. Brass will continue to be an indirect, wholly-owned subsidiary of Eljer Industries. Following an expected finalization of an agreement with the parties in the global polybutylene settlement, a second amended plan of reorganization containing the terms of the tentative agreement will be filed with the Bankruptcy Court. However, the timing or likelihood of approval of such an amended plan cannot be predicted. The Company believes it has previously recorded adequate accruals for the terms of this agreement based on the average market price of the Company's stock.

         No assurances can be given that the proposed agreement will be finalized and a related plan of reorganization will be confirmed and agreed to by the Bankruptcy Court and U.S. Brass creditors. As a result, no assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. If the proposed agreement is not finalized, the ultimate resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. As previously discussed, the possibility also exists that settlement of claims against the Company, could, among other things, result in a change in the Company's equity structure. Until these matters are further resolved, they continue to create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ELJER INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Public Accountants..........................           15
Consolidated Statements of Income.................................           16
Consolidated Balance Sheets.......................................           17
Consolidated Statements of Cash Flows.............................           18
Consolidated Statements of Shareholders' Equity...................           19
Notes to Consolidated Financial Statements........................           20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Eljer Industries, Inc.:

         We have audited the accompanying consolidated balance sheets of Eljer Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note 3 to the accompanying consolidated financial statements, the Company will be required to make $8 million in term debt payments throughout 1996 and the remaining $67.5 million in term debt will become due on January 31, 1997. Management's current projections indicate that there will not be sufficient cash flows from operations to fund the January 1997 obligation. The Company intends to explore some manner of debt restructuring or extension of existing debt prior to the January 1997 U.S. Term Debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing or extension of existing debt and management has indicated that there can be no assurance that any such commitment or extension can be obtained prior to the U.S. Term Debt maturity date.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eljer Industries, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 2 to the consolidated financial statements, the Company and its indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass"), are defendants in a number of lawsuits and are the subject of certain claims which involve the Qest polybutylene plumbing system manufactured and sold by U.S. Brass. In addition, the nature and extent of the insurance coverage related to potential losses arising from these claims and lawsuits are currently being contested by several of the insurance carriers. In order to systematically resolve these matters, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. In 1995, a tentative global polybutylene settlement was reached in which U.S. Brass, Eljer Manufacturing, Inc. and Eljer Industries have agreed to participate. The settlement is conditioned upon, among other things, its approval by the court in the U.S. Brass bankruptcy. No assurances can be given that the proposed agreement will be finalized and a related plan of reorganization be confirmed and agreed to by the Bankruptcy Court and U.S. Brass creditors. If the proposed agreement is not finalized, the ultimate resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. The possibility also exists that settlement of claims against the Company, could, among other things, result in a change in the Company's equity structure. The ultimate outcome of these matters is uncertain at this time and could have a material, adverse impact on the financial position and results of operations of the Company. These matters create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments or reclassifications that might result from the outcome of these uncertainties.


                                     ARTHUR ANDERSEN LLP
Dallas, Texas,
March 5, 1996

                             ELJER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)




                                                                           1995         1994           1993
                                                                         --------     --------       --------
Net Sales.......................................................         $397,386     $406,063       $387,562

Cost of Sales...................................................          295,180      293,365        278,374
                                                                         --------     --------       --------

Gross Profit....................................................          102,206      112,698        109,188

Selling & Administrative Expenses...............................           73,670       81,767         80,902

Litigation Costs................................................            7,950        8,805          7,215

Unusual Item - Adjustment for Polybutylene/Celcon
         Claims.................................................             (676)      21,857              -
                                                                         --------     --------       --------
Income From Operations..........................................           21,262          269         21,071

Other Expense, net..............................................            1,247        1,687          1,367

Interest Income.................................................            1,722        1,683          1,380

Interest Expense................................................           14,982       12,662         14,647
                                                                         --------     --------       --------

Income (Loss) Before Income Taxes...............................            6,755      (12,397)         6,437

Tax on Repatriation of Foreign Earnings and Loss
         of Tax Benefit on Indemnified Liabilities..............            1,142            -            640

Income Tax (Benefit) Expense....................................              724         (173)         1,899
                                                                         --------     ---------      --------
Net Income (Loss)...............................................         $  4,889     $ (12,224)     $  3,898
                                                                         ========     =========      ========
Net Income (Loss) Per Share.....................................         $    .69     $   (1.72)     $    .55
                                                                         ========     =========      ========

Weighted Average Number of Common Shares........................            7,133         7,120         7,085
                                                                         ========     =========      ========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


         ASSETS                                                                1995            1994
         ------                                                                ----            ----
Current Assets:
    Cash & temporary cash investments.................................      $ 22,957         $ 26,109
    Restricted cash...................................................        10,449           17,266
    Trade accounts receivable, net of reserves of $6,908 and $7,696...        69,038           65,332
    Inventories.......................................................        64,565           68,249
    Other current assets..............................................         4,344            5,603
                                                                            --------         --------

        Total current assets..........................................       171,353          182,559

Properties & Equipment, net...........................................        64,283           59,924
Cost in Excess of Net Tangible Assets Acquired, net...................        10,874           11,281
Other Assets..........................................................         2,449            3,293
                                                                            --------         --------
                                                                            $248,959         $257,057

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term debt and current maturities of long-term debt...........      $ 35,907        $  43,065
   Trade accounts payable.............................................        17,112           17,705
   Prepetition liabilities subject to compromise......................        31,209           32,868
   Accrued expenses...................................................        60,927           64,675
                                                                            --------         --------

        Total current liabilities.....................................       145,155          158,313

Long-Term Debt........................................................        81,696           83,021
Postretirement Benefits...............................................        39,409           40,353
Other Liabilities.....................................................        15,537           14,067
Deferred Income Taxes.................................................         1,620              882
                                                                            --------         --------

        Total liabilities.............................................       283,417          296,636

Shareholders' Equity (Deficit):
    Common stock, $1 par value, 50,000,000 shares
        authorized; 7,136,652 and 7,129,626 shares outstanding........         7,186            7,186
    Additional capital................................................        78,965           78,936
    Accumulated deficit...............................................      (114,581)        (119,470)
    Foreign currency translation adjustments..........................        (5,978)          (6,174)
    Treasury stock....................................................           (50)             (57)
                                                                            --------         --------

        Total shareholders' deficit...................................       (34,458)         (39,579)
                                                                            --------         --------
                                                                            $248,959         $257,057
                                                                            ========         ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ELJER INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     1995                 1994                 1993
                                                                   --------             --------             --------
Cash Flows From Operating Activities:
    Net income (loss).....................................         $  4,889             $(12,224)            $  3,898
    Adjustments to reconcile net income (loss) to net.....
      cash provided by operating activities -
        Depreciation and amortization.....................            9,360                9,496               11,245
                                                                   --------             --------             --------
        (Gain) loss on disposition of properties
         and equipment....................................               11                  370                 (124)
        Stock issued as compensation......................               36                  273                  180
        Increase in deferred taxes........................              742                    -                    -
        Change in assets and liabilities -
            Trade accounts receivable.....................           (3,532)              (2,165)                (745)
            Inventories...................................            4,104               (7,997)               3,197
            Trade accounts payable and accrued expenses...           (6,908)              26,582                8,290
            Accrued litigation - Kowin Development........             (150)               1,877              (14,021)
            Postretirement  benefits......................             (944)                (390)                  92
            Other assets..................................            3,212                4,746               (3,165)
            Other, net....................................            1,511                3,189               (1,515)
        Reduction of sale of outstanding trade
            accounts receivable...........................                -              (13,000)                   -
                                                                   --------             --------             --------

         Net cash provided by operating activities........           12,331               10,757                7,332


Cash Flows From Investing Activities:
    Investment in properties and equipment................          (13,991)             (11,511)              (7,926)
    Proceeds from disposition of properties and equipment.            1,082                  459                1,936
                                                                   --------             --------             --------

         Net cash used in investing activities............          (12,909)             (11,052)              (5,990)

Cash Flows From Financing Activities:
    Increase (decrease) in short-term debt................           (4,289)              25,506              (14,481)
    Repayments of long-term debt..........................           (4,431)             (20,818)                (816)
    Proceeds from issuance of long-term debt..............                -                    -                1,068
    Collateralization of letters of credit................            5,708               (1,639)              (5,513)
    Taxes paid on dividends from foreign subsidiaries.....                -                    -               (3,974)
                                                                   --------             --------             --------
         Net cash provided by (used in) financing activities         (3,012)               3,049              (23,716)
                                                                   --------             --------             --------

Effects of Exchange Rates on Cash.........................              438                  (84)                (995)
                                                                   --------             --------             --------

Net Increase (Decrease) in Cash & Temporary Cash
   Investments............................................          (3,152)                2,670              (23,369)
Cash & Temporary Cash Investments, Beginning of Period ...          26,109                23,439               46,808
                                                                   --------             --------             --------
Cash & Temporary Cash Investments, End of Period..........         $ 22,957             $ 26,109             $ 23,439
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

                             ELJER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                                        Foreign                    Total
                                                                        Currency                Shareholders'
                                 Common     Additional   Accumulated   Translation   Treasury      Equity
                                 Stock      Capital         Defici     Adjustments     Stock     (Deficit)
                                 ---------   ---------    ---------    ---------     ---------   ---------

Balance at yearend 1992 ......   $   7,186   $  78,544   $(111,144)   $  (5,433)     $    (118)  $ (30,965)

   Shares issued to directors/
     employees ...............          --         156           --           --            24         180
                                 ---------   ---------    ---------    ---------     ---------   ---------
   Foreign currency
     translation adjustments .          --          --           --       (3,233)           --      (3,233)
   Net income ................          --          --        3,898           --            --       3,898
                                 ---------   ---------    ---------    ---------    ----------   ---------

Balance at yearend 1993 ......       7,186      78,700     (107,246)      (8,666)          (94)    (30,120)
   Shares issued to directors/
     employees ...............          --         236           --           --            37         273
   Foreign currency
     translation adjustments .          --          --           --        2,492            --       2,492
   Net loss ..................          --          --      (12,224)          --            --     (12,224)
                                 ---------   ---------    ---------    ---------    ----------   ---------

Balance at yearend 1994 ......       7,186      78,936     (119,470)      (6,174)          (57)    (39,579)
   Shares issued to directors/        --            29           --           --             7          36
     employees
   Foreign currency
     translation adjustments .        --          --             --          196            --         196
   Net income ................        --          --          4,889           --            --       4,889
                                 ---------   ---------     --------    ---------    ----------   ---------
Balance at yearend 1995 ......   $   7,186   $  78,965    $(114,581)   $  (5,978)   $      (50)  $ (34,458)
                                 =========   =========    =========    =========    ==========   =========





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

         Use of Estimates

         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and in some cases, including the contingencies discussed in Note 13, the differences could be material.

         Fiscal Year

         The Company reports on a 52-53 week fiscal year ending on the Sunday nearest to December 31. Fiscal years 1995, 1994 and 1993 each had 52 weeks and ended on December 31, 1995, January 1, 1995 and January 2, 1994, respectively.

         Temporary Cash Investments

         Temporary cash investments are primarily bank deposits, commercial paper, treasury bills and bankers' acceptances, with original maturities of three months or less. These investments are carried at cost, which approximates market.

         Restricted Cash

         Restricted cash is comprised of insurance reimbursements and funds securing letters of credit which are legally restricted as to use. The restricted funds are either related to current liabilities or the Company anticipates that the funds will become unrestricted within a 12-month period.

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

         Impairment of Long-Lived Assets

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for financial statements issued for fiscal years beginning after December 15, 1995. In accordance with SFAS No. 121, in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine

                             ELJER INDUSTRIES, INC.

if a write-down to market value or discounted cash flow is required. Current facts and circumstances do not indicate that an impairment has occurred.

         Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires the disclosure of the fair market value of off- and on-balance-sheet financial instruments. The carrying value of all financial instruments, including long-term and short-term debt, cash and temporary cash investments and restricted cash, approximates their fair value at yearend.

         Cost of Businesses Acquired

         Cost in excess of net tangible assets acquired ("goodwill") is amortized using the straight-line method over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The amortization recorded for 1995, 1994 and 1993 was $433,000, $433,000 and $443,000, respectively. The amount of accumulated amortization was $6.5 million and $6.0 million at the end of 1995 and 1994, respectively.

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

         The Company's customer base for plumbing products consists of plumbing wholesalers and retail chains and outlets primarily in North America. Heating, ventilating and air conditioning products are sold primarily to regional distributors, as well as through retail channels of distribution in the United States, Canada and Europe. As of December 31, 1995, the Company had $10.9 million in receivables with two customers, which represent 16% of the Company's trade accounts receivable (net of reserves) balance. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Although the Company is directly affected by the well-being of the construction and remodeling and repair industries, and the North American and European economies in general, management does not believe significant credit risk exists at the end of 1995.

         The Company places its temporary cash investments with financial institutions it considers creditworthy, and does not believe significant credit risk exists with respect to these securities at the end of 1995.

         Financial Instruments with Off-Balance Sheet Risks

         The Company selectively uses derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. At December 31, 1995, the Company had one outstanding forward exchange contract for $483,000 and there were no outstanding contracts at January 1, 1995. These contracts relate to major currencies, such as the British pound sterling and German deutsche mark. The exposure to credit risk is minimal since the counter parties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are used to offset exchange gains and losses on related hedge exposures. Realized and unrealized gains or losses from derivatives in 1995 and 1994 were not material to the Company's results of operations.

                             ELJER INDUSTRIES, INC.

         Foreign Currency Translation

         The Company has foreign subsidiaries operating primarily in Canada, the United Kingdom and Germany. Assets and liabilities of the foreign subsidiaries are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted average exchange rate during the period. These translation methods give rise to cumulative foreign currency translation adjustments which are a component of Shareholders' Equity.

         In 1995,  1994 and 1993,  the  Company  also had net  foreign  currency
transaction   gains  (losses)  which   approximated   $(767,000),   $78,000  and
$(120,000), respectively, and which are included in Other Expense, net.

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

         Prior Year Reclassifications

         Certain reclassifications to the prior years' financial statements have been made to conform to the 1995 presentation.

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

         Qest System Litigation

         Since 1975, U.S. Brass or its predecessor Qest Products, Inc. has manufactured and sold Qest systems. U.S. Brass is a defendant (together in some cases with Eljer Industries, Eljer Manufacturing, Inc. ("Eljer Manufacturing"), Qest Products , Inc. and Household), in a number of lawsuits arising out of the manufacture and sale of the Qest system. Eljer Industries or Eljer Manufacturing has never engaged in the manufacture and sale of the Qest system.

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

                             ELJER INDUSTRIES, INC.

         As of the Petition Date, U.S. Brass had judgments against it related to these lawsuits of approximately $3.2 million, which were covered by previously established accruals. These accruals remain at the end of 1995 since all Qest system litigation against U.S. Brass has been stayed pending the outcome of the bankruptcy proceeding.

         U.S. Brass does not know how many Qest systems exist because it sells components of its Qest system to wholesalers and distributors who sell to contractors. The contractors use Qest system components, alone or mixed with components manufactured by others, to construct plumbing systems in homes and other buildings.

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

         Between 1988 and July 1991, U.S. Brass, Shell Chemical and Hoechst Celanese participated in a toll-free consumer hotline for homeowners with Qest system claims. U.S. Brass, Shell Chemical and Hoechst Celanese shared the cost of repairs and replacements (the "Sharing Agreement") until July 1991 when U.S. Brass withdrew its participation. Shell Chemical and Hoechst Celanese have settled and continue to settle cases and repair or replace Qest systems for which they contend that U.S. Brass was or is partially responsible under the Sharing Agreement. Shell Chemical and Hoechst Celanese no longer provide U.S. Brass or the Company with information on the amount they claim they have expended on settlement of claims on behalf of U.S. Brass under the Sharing Agreement. The previously reported litigation filed by Hoechst Celanese and Shell Chemical in New Jersey state court against U.S. Brass, Eljer Manufacturing and Household relating to the Qest system and the Sharing Agreement remains pending in the Bankruptcy Court on a motion by Shell Chemical and Hoechst Celanese to sever the claims against Household and remand the Household claims back to New Jersey state court. Any claims arising out of the Sharing Agreement and claims brought in the New Jersey state court against U.S. Brass and Eljer Manufacturing would be resolved in connection with the proposed settlement discussed below (see Status of U.S. Brass Bankruptcy Proceeding).

         As discussed above, an estimate of additional liability related to Qest system litigation cannot be made. However, as a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass recorded a $21.9 million unusual charge against earnings in 1994 which reduced its net book value to zero. In 1995, U.S. Brass recorded an unusual gain of $676,000 to maintain its net book value at zero. U.S. Brass incurred a net loss in 1995 as a direct result of $2.1 million in legal fees associated with the bankruptcy. Additional descriptions of the insurance coverage, the U.S. Brass bankruptcy and its potential impact on the Company are discussed below.

         Insurance Coverage

         Although insurance carriers have paid a substantial portion of the claims made to date by U.S. Brass, since 1985 the Company has been involved in litigation with its insurance carriers concerning coverage for Qest system litigation. In 1992, the United States Court of Appeals for the Seventh Circuit issued an opinion holding that the policy period of coverage of a Qest system claim is triggered by the date of installation of the System as opposed to the date when the leak occurs. The 1992 favorable decision is significant because most of the Company's insurance policies purchased after 1987 generally exclude coverage for certain Qest system claims. However, significant insurance coverage litigation remains pending and the Seventh Circuit opinion is not necessarily binding on all insurance carriers issuing coverage to the Company. In addition, some reimbursement of insurance payments may be ultimately required for payments made under reservations of rights, retrospective premium adjustments or indemnification agreements. An estimate of this amount cannot be made as it is dependent on the outcome of the litigation described below.

         Various insurance carriers filed state court actions seeking declaratory relief that they are not obligated to provide insurance coverage for Qest system litigation. These actions were removed to the Bankruptcy Court for the Northern District of Illinois (the "Illinois Bankruptcy Court"). Although the Illinois Bankruptcy Court denied U.S. Brass' motion to transfer venue to the U.S. District Court for the Eastern District of Texas and granted the insurer's motion

                             ELJER INDUSTRIES, INC.

to abstain from hearing the case and to remand to the state courts, the Illinois Bankruptcy Court has suspended the operation of the remand order pending the resolution of the appeal filed by U.S. Brass. The U.S. District Court for the Eastern District of Texas has not ruled on U.S. Brass' appeal from the dismissal of an adversary action filed by U.S. Brass in the Bankruptcy Court against all insurance companies involved in the Illinois state court actions as well as one additional carrier. Because this litigation is in the early stages and because it is not possible to predict the outcome of its appeals, it is not possible to estimate the amount of insurance proceeds, if any, that U.S. Brass will ultimately recover for Qest system claims.

         Other Litigation

         U.S. Brass filed an appeal with the United States Court of Appeals for the Tenth Circuit of the $1.2 million judgment against U.S. Brass entered in 1993 involving a modified crimping tool used in the installation of the Qest system. In November 1995, the plaintiffs and U.S. Brass agreed to settle the litigation and the appeal. The plaintiffs will receive an allowed general unsecured claim in the amount of $900,000 which will be paid in accordance with the provisions of the Plan. The settlement is subject to Bankruptcy Court approval.

         Status of U.S. Brass Bankruptcy Proceeding

         The filing of its voluntary Chapter 11 petition acted as an automatic stay of certain litigation and other actions against U.S. Brass or its property. Among other things, the automatic stay applies to the commencement or continuation of federal, administrative or other actions or proceedings against U.S. Brass that were or could have been commenced before the Chapter 11 case was filed or to recover a claim against U.S. Brass that arose before the case was filed. Consequently, U.S. Brass' creditors are prohibited from attempting to collect prepetition debts without the consent of the Bankruptcy Court. Any creditor may seek relief from the stay by making a motion to the Bankruptcy Court. U.S. Brass believes the automatic stay extends also to claims made in those lawsuits filed against Eljer Industries, Eljer Manufacturing and Household, based upon alter ego and related theories of liability (see Claims Against the Company discussion below). U.S. Brass contends that under bankruptcy law, such claims are property of U.S. Brass by reason of its Chapter 11 filing.

         On March 22, 1995, Eljer Industries, Eljer Manufacturing, and U.S. Brass filed with the Bankruptcy Court a proposed Plan for U.S. Brass under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court rejected the March 22 Plan on the basis that it was not confirmable. Eljer Industries, Eljer Manufacturing and U.S. Brass have appealed the ruling and the appeal is pending. Eljer Industries, Eljer Manufacturing and U.S. Brass filed with the Bankruptcy Court an Amended Plan of Reorganization (the "Amended Brass Plan") and an Amended Disclosure Statement (the "Amended Brass Disclosure Statement"). The Amended Brass Plan contains proposed settlements with Eljer Industries, Eljer Manufacturing and Shell Chemical. A hearing was held on objections filed by various parties to the Amended Brass Disclosure Statement on August 22, 1995. The Bankruptcy Court has given no indication of when it will rule on the objections.

         The Official Polybutylene Claimants Committee (the "PB Committee") in the U.S. Brass Bankruptcy has filed a proposed plan of reorganization and proposed disclosure statement (the "PB Committee Disclosure Statement"). A hearing was held on June 20, 1995, by the Bankruptcy Court on objections filed by various parties to the PB Committee Disclosure Statement, but the Bankruptcy Court has given no indication of when it will rule on those objections.

         In connection with settlements reached by various parties in two national class actions dealing with polybutylene plumbing systems, Tina Cox et al. v. Shell Oil Company et al., and Garria Spencer, et al. v. Shell Oil Company, et al. (the "Cox-Spencer Agreement"), Eljer Industries, Eljer Manufacturing and U.S. Brass entered into a tentative settlement contingent upon confirming a plan of reorganization in the U.S. Brass bankruptcy embodying the terms of the tentative settlement and finalization of an agreement with the parties to the Cox-Spencer Agreement. The tentative settlement provides that Eljer Manufacturing and U.S. Brass will contribute an amount equal to any proceeds of their insurance policies; the Company will contribute 75 percent of the net proceeds of the Household litigation (subject to approval of the Company's bank group); $3 million in cash; a non-interest bearing note for $20 million payable over 10 years; and 17.5 percent of the equity of Eljer Industries in exchange for which Eljer Industries, Eljer Manufacturing and U.S. Brass will receive relief satisfactory to them from claims arising from polybutylene sales to date and U.S. Brass will remain an indirect, wholly-owned subsidiary of Eljer Industries. The Company has provided to the PB Committee, Shell Chemical and Hoechst Celanese a term sheet for a proposed second amended Plan which would include the terms of the tentative settlement discussed above. Although discussions concerning

                             ELJER INDUSTRIES, INC.

the term sheet have taken place, no final agreements have been reached and the second amended Plan has not been filed. The timing or likelihood of approval of such a second amended Plan can not be predicted. The Company believes it has previously made adequate accruals for the terms of this settlement. Until a second amended Plan is filed, the Amended Brass Plan discussed above, remains pending with the Bankruptcy Court.

         If the tentative settlement reached in connection with the Cox-Spencer Agreement does not result in a confirmed Plan of Reorganization in the U.S. Brass bankruptcy on the terms described above, it is not presently possible to predict the outcome of the U.S. Brass bankruptcy. While under the tentative settlement Eljer Industries, Eljer Manufacturing, and U.S. Brass would contribute various assets with known and unknown value and U.S. Brass would remain a wholly-owned subsidiary of Eljer Manufacturing, if the tentative settlement does not result in a confirmed Plan of Reorganization, it is not presently possible to estimate the ultimate number or dollar value of Qest system claims that may be filed and allowed in the bankruptcy case (see discussion of Claims Filed in the U.S. Brass Bankruptcy Proceeding below). In addition, because of the uncertainties related to the insurance litigation, it is not presently possible to estimate the value of the assets that may be available to satisfy any claims that may be filed and allowed, absent finalization of the tentative settlement. There is a possibility that, if the tentative settlement is not finalized, the Company would lose all or some of its equity interest in U.S. Brass if the Bankruptcy Court does not determine that claimants will receive 100% satisfaction of their allowed claims. In the event the Company loses all or some of its equity interest in U.S. Brass, the Company might be able to repurchase its equity interest in U.S. Brass through the payment of additional consideration, although there can be no assurances that other bidders for U.S. Brass would not emerge or that the Company would have sufficient resources with which to pay for U.S. Brass. Accordingly, the resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. The possibility also exists that settlement of claims against the Company (see Claims Against the Company discussion below) could, among other things, result in a change in the Company's equity structure. These matters create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form.

         Claims Filed in the U.S. Brass Bankruptcy Proceeding

         In a bankruptcy proceeding, the Bankruptcy Court establishes a date by which all claims against the debtor must be filed (the "Bar Date"). The Bar Date for non-Qest system creditors of U.S. Brass was May 15, 1995. U.S. Brass or other parties may seek extensions of this Bar Date. Under the proposed Plan, there is no Bar Date for creditors who hold claims relating to the Qest system.

         As of February 15, 1996, approximately 1,500 claims had been filed with the Bankruptcy Court, asserting the aggregate amount of approximately $2.1 billion, consisting primarily of alleged Qest system related damages. Additional claims may be filed. Many claims are disputed or based on contingencies that have not occurred. Additional claims have been made which do not specify the amount of damages. Any party to the bankruptcy, including U.S. Brass, may object to a filed claim. Following such an objection, the claim will be allowed only in an amount as determined by the Bankruptcy Court. U.S. Brass has not yet reviewed all of the claims filed, but expects that it will file objections to many of the claims. The outcome of such objections cannot be predicted and the number or value of claims that may be allowed by the Bankruptcy Court cannot be estimated at this time. As discussed above, an estimate of additional liability related to Qest system litigation cannot be made.

         Claims Against The Company

         Certain parties have alleged that claims exist against Eljer Manufacturing and Eljer Industries relating to the Qest system. Approximately 54 lawsuits representing approximately 30,000 homes have been filed in state or federal courts in 8 different states that name Eljer Industries and/or Eljer Manufacturing (or its predecessor HMI), in addition to other parties, as defendants. These claims include allegations of direct and alter ego liability. It is not known what effect the Cox-Spencer Agreement will have on these lawsuits, although it is expected that some of them may be dismissed following finalization of the Cox-Spencer Agreement. The Company does not believe that these claims have merit and will vigorously defend such charges, although no assurances can be given that the Company will prevail if such lawsuits are ultimately tried. As such, the Company cannot estimate the amount, if any, for which it may ultimately be liable. The tentative settlement entered into by the Company described above contemplates the contribution of cash, a note, the proceeds of certain litigation and 17.5% of the equity of the Company to settle such claims against Eljer Manufacturing and Eljer Industries and to retain ownership of U.S. Brass. However, no assurances can be given that the tentative settlement will become a final agreement nor can estimates be given as to the value of any additional consideration that might ultimately be offered in an attempt to settle those claims. If the

                             ELJER INDUSTRIES, INC.

Company is not successful in resolving these claims in the U.S. Brass bankruptcy proceeding, it will be required to litigate those claims in the forums in which they may be brought.

         Selected Financial Data

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Consolidated Balance Sheets. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at the end of 1995, U.S.
Brass had a net affiliate receivable of approximately $2.2 million.

         Selected financial data for U.S. Brass are as follows (in thousands):

                                                                       For the Fiscal Year Ended
                                                                   December      January      January
                                                                    31,1995      1, 1995      2, 1994
                                                                   --------      --------     -------
Net Sales to Nonaffiliate Customers.....................            $78,060      $83,214      $74,080
Sales to Affiliates.....................................             18,838       16,740       16,688
Reorganization Expenses ................................              2,050        2,776           --
Income from Operations Before Unusual Items.............                794        1,377        5,457
Income (Loss) from Operations...........................              1,470      (20,480)       5,457
Income (Loss) Before Income Taxes.......................                 --      (21,628)       4,191
Net Income (Loss).......................................                 --      (21,801)       2,472

Cash (Used in) Provided by Operating Activities.........                (59)      (2,239)       9,131
Cash Used in Investing Activities.......................             (1,485)      (2,341)        (994)
Cash Provided by (Used in) Financing Activities.........              2,466        3,708       (6,767)
Total Cash Flow.........................................                922         (872)       1,370

                                                                 As of December       As of January
                                                                    31, 1995             1, 1995
                                                                 --------------       -------------
Total Current Assets....................................             36,826                35,966
Total Assets............................................             53,210                52,725
Total Liabilities.......................................             53,210                52,725
Total Shareholders' Equity..............................                 --                    --

Cash payments of reorganization items made since the Petition Date and during 1995 are $2.1 million and $2.0 million, respectively.

(3)      LIQUIDITY AND CAPITAL RESOURCES:

         Financing Agreements

         On October 17, 1994, Eljer Manufacturing entered into a revolving credit facility (the "Revolver") with Congress Financial Corp. ("Congress"). Under the terms of the Revolver, Congress may advance up to $35 million to Eljer Manufacturing based upon a percentage of eligible accounts receivable and subject to certain criteria. Advances by Congress are secured primarily by the accounts receivable of Eljer Manufacturing. The expiration date of the Revolver is October 17, 1997. The Revolver may be renewed annually thereafter. Approximately $13.0 million of the borrowings from the Revolver was used to repay all amounts outstanding under the Company's prior accounts receivable sale program. An additional $7.5 million of the borrowings was used to repay a portion of the Company's

                             ELJER INDUSTRIES, INC.

U.S. term debt agreement (the "U.S. Term Debt") pursuant to an amendment which allowed Eljer Manufacturing to enter into the Revolver. Eljer Manufacturing also was required to accelerate a $4.0 million principal repayment of U.S. Term Debt which was originally scheduled for December 30, 1994. In August 1995, the Company again amended its U.S. Term Debt agreement to extend the maturity date to January 31, 1997. Under the terms of the amendment, a $3.0 million principal payment was made in August 1995 in addition to a $200,000 extension fee. Scheduled principal payments are $2.0 million in January 1996, $3.0 million in August 1996 and $3.0 million in December 1996, with the balance of $67.5 million due at the maturity date of January 31, 1997. The $3.0 million December 1996 principal payment may be accelerated to April 1996 if certain conditions related to the U.S. Brass bankruptcy are not met. The U.S. Term Debt balance at the end of 1995 and 1994 was $75.5 million and $78.5 million, respectively. The interest rate under the U.S. Term Debt was the prime rate, plus a margin of 4.0% (or 12.5%) at the end of 1995 and will be increased by 0.5% at six month intervals to maturity.

         The Company intends to explore some manner of debt restructuring or extension of existing debt prior to the January 1997 U.S. Term Debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing or extension of existing debt and there can be no assurance that any such commitment or extension can be obtained prior to the U.S. Term Debt maturity date. Failure to obtain such a commitment or extension or failure to pay the term debt when due would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except that pledged under the Revolver and assets of U.S. Brass), including a majority of the stock of its foreign subsidiaries. Failure to pay the U.S. Term Debt when due would also be an event of default under the Revolver.

         U.S. Brass

         As discussed extensively in Note 2, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 28, 1994, U.S. Brass entered into a debtor-in-possession financing agreement ("the DIP Financing Agreement") with Congress, who had provided secured financing for working capital purposes prior to the Petition Date. Pursuant to the DIP Financing Agreement, Congress agreed to provide loans and advances in an amount not to exceed $20 million when added to the outstanding amount of advances made by Congress prior to the Petition Date. At yearend 1995, the outstanding principal amount of such advances was approximately $10.3 million. Unused availability was approximately $3.3 million with an additional $2.5 million available for professional fees, payment of which is subject to Bankruptcy Court approval. The DIP Financing Agreement expires June 1996. If U.S. Brass has not exited Chapter 11 prior to that time, U.S. Brass will seek an extension of its existing DIP Financing Agreement, with Bankruptcy Court approval. Congress has indicated its intent to extend the DIP Financing Agreement for an additional year, subject to approval by the Bankruptcy Court. There can be no assurance that such an extension will be granted.

         Restricted Cash

         Restricted cash relates to cash that is legally restricted as to its use. At yearend 1995 and 1994, the Company had several components of restricted cash. At the end of 1995 and 1994, approximately $6.0 million of the restricted cash balance relates to the reimbursement, from an insurance carrier under a reservation of rights, of certain settlement and litigation payments previously made by or on behalf of U.S. Brass. The cash is restricted as to its use by the U.S. Term Debt and is only to be used for the payment of settlements, judgments, appeal bonds and deposits, attorneys' fees, and related expenses in the Qest system and other litigation. In addition, the Company maintained restricted cash balances of approximately $4.5 million and $11.3 million at yearend 1995 and 1994, respectively, to secure letters of credit.

                             ELJER INDUSTRIES, INC.

(4)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                                        1995          1994
                                                                       -------       -------
           Finished goods.......................................       $32,887       $35,105
           Work in process......................................         9,201         9,617
           Raw materials........................................        22,477        23,527
                                                                       -------       -------

                 Total inventories................................     $64,565       $68,249
                                                                       =======       =======

         Included in finished goods, work in process and raw materials are inventories valued on the LIFO method of $52.3 million and $57.6 million at the end of 1995 and 1994, respectively. If inventories valued on the LIFO method had been valued at their current cost, they would have been $14.2 million and $10.2 million higher at the end of 1995 and 1994, respectively.

         In 1995 and 1994, costs of goods sold was increased by $4.0 million and $1.8 million, respectively, as a result of using the LIFO method as compared to using the current cost. During 1993, costs of goods sold was decreased approximately $724,000, as a result of using the LIFO method.

         In 1995 and 1993, certain LIFO inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidations was to decrease cost of goods sold approximately $393,000 and $732,000 in 1995 and 1993, respectively.

(5)      PROPERTIES AND EQUIPMENT:

         Properties and equipment, net, consisted of assets owned and leased under capital lease arrangements and were as follows (in thousands):

                                                         1995            1994
                                                       ---------      ---------
Land .............................................     $   3,417      $   3,417
Buildings and leasehold improvements .............        37,340         36,419
Machinery, fixtures and equipment ................       132,303        121,416
Accumulated depreciation and amortization ........      (108,777)      (101,328)
                                                       ---------      ---------

    Properties and equipment, net ................     $  64,283      $  59,924
                                                       =========      =========


(6)      ACCRUED EXPENSES:

         Accrued expenses consisted of the following (in thousands):

                                                            1995           1994
                                                           -------       -------
Accrued income taxes ...............................       $ 6,640       $ 6,779
Accrued payroll and employee benefits ..............        12,088        14,155
Insurance related accruals .........................        13,339        12,971
Litigation and related reserves ....................        12,074         9,638
Accrued rebates ....................................         6,640         8,428
Other current liabilities ..........................        10,146        12,704
                                                           -------       -------

    Total accrued expenses .........................       $60,927       $64,675
                                                           =======       =======

                             ELJER INDUSTRIES, INC.

(7)      DEBT:

         Short-Term Facilities

         Eljer Manufacturing entered into the Revolver with Congress during 1994, for up to $35 million based upon a percentage of accounts receivable, subject to certain criteria. The expiration date of the Revolver is October 17, 1997. The Revolver requires maintenance of various covenants related to information requests, additional indebtedness, and other non-financial requirements. Eljer Manufacturing was in compliance with all such covenants at yearend 1995. At the end of 1995 and 1994, the outstanding principal amounts of advances were approximately $15.2 million and $22.1 million, respectively, and unused availability at yearend 1995 was approximately $6.8 million. Additional restrictive covenants are placed on the Company if the unused availability amount falls below $3.5 million. Interest is calculated based upon the beginning of the month's prime rate per annum plus an additional 1% unless Eljer Manufacturing elects to convert a portion of the prime rate loans to Eurodollar rate loans, which have an interest rate of LIBOR plus an additional 3%. Yearend 1995 interest rates were approximately 8.94% on approximately $15.0 million of Eurodollar rate based loans, and 9.75% on approximately $200,000 of prime rate based loans, while yearend 1994 interest rates were approximately 9.19% on approximately $9.0 million of Eurodollar rate based loans, and 9.5% on approximately $13.1 million of prime rate based loans.

         As discussed in Notes 2 and 3, on May 23, 1994, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, and on June 28, 1994, entered into the DIP Financing Agreement with Congress for up to $20 million borrowings based on a percentage of accounts receivable and inventories and subject to certain criteria. As security for the financing under the DIP Financing Agreement, which expires in June 1996, the Bankruptcy Court authorized U.S. Brass to grant first priority liens and security interests to Congress over certain present and future accounts receivable and inventory of U.S. Brass generated on and after the Petition Date and certain other assets. The DIP Financing Agreement requires the maintenance of certain financial covenants, including tangible net worth, working capital and capital expenditure requirements. At the end of 1995, U.S. Brass was in compliance with all covenants under the DIP Financing Agreement. The total principal amounts owed by U.S. Brass related to the DIP Financing Agreement at yearend 1995 and 1994 were approximately $10.3 million and $7.9 million, respectively. Interest is calculated based upon the beginning of the month's prime rate per annum plus an additional 2%, or 10.75% and 10.5% at yearend 1995 and 1994, respectively. In addition, $100,000 and $300,000 in facility fees and closing costs were paid in 1995 and 1994, respectively. See Note 3 for additional discussion.

         The Company's Selkirk subsidiary in the United Kingdom is party to a credit agreement with a bank which includes a revolving credit facility whereby the subsidiary may borrow the British pound sterling or German deutsche mark equivalent of approximately $8.5 million. The revolver, which expires in September 1997, is secured by substantially all the Selkirk subsidiary's assets as defined in the facility agreement between the subsidiary and the bank. Financial covenants are consistent with the long-term U.K. foreign bank term debt discussed below. There were no balances outstanding at yearend 1995 and 1994 under this facility. Commitment fees are calculated at 0.75% per annum payable quarterly and in arrears on any undrawn portion of the revolving credit facility. In addition, the Company's Selkirk subsidiary in Germany had unsecured credit lines with German banks totaling approximately $3.8 million, of which approximately $2.9 million was available at yearend 1995. There are no scheduled expiration dates on these lines; however they are reviewed annually by the banks for renewal. The total amount outstanding related to these credit lines at the end of 1995 and 1994 was approximately $977,000 and $780,000, respectively. Yearend interest rates on debt outstanding ranged from 7.0% to 8.0% in 1995 and 8.5% to 9.5% in 1994.

         At  yearend  1995 and 1994,  the  weighted  average  interest  rates on
outstanding   short-term   borrowings   were   approximately   9.6%  and   9.7%,
respectively.

                             ELJER INDUSTRIES, INC.

         Long-Term Facilities

         Long-term debt consisted of the following (in thousands):

                                                                   1995      1994
                                                                  -------   -------
Domestic:
    U.S. Term Debt, secured ...................................   $75,513   $78,513
    Industrial revenue bonds, secured by letters of
       credit and certain fixed assets of the Company,
       bearing interest at varying rates between
       6.75% and 14.00% .......................................     9,698     9,755
    Capital lease obligations, secured by letters of credit and certain fixed assets of the Company, bearing interest
       at 8.50% ...............................................      --         223
Foreign:
    Bank Term Debt, secured ...................................     5,883     6,862
                                                                  -------   -------

Subtotal ......................................................    91,094    95,353
Less: Current maturities of long-term debt ....................     9,398    12,332
                                                                  -------   -------
                                                                  $81,696   $83,021
                                                                  =======   =======

         The Company's U.S. Term Debt and related agreements were amended in August 1995. See Note 3 for discussion.

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

         Both the foreign and domestic term debt are subject to certain financial covenants with which the Company was in compliance at yearend 1995. These covenants include tangible net worth, operating cash flow and various other debt service, fixed charge and current ratio requirements. In addition, the Company is restricted by certain covenants from paying shareholder dividends during the term of its U.S. Term Debt.

         Aggregate maturities of long-term debt and capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

              1996.................................................     $ 9,398
              1997.................................................      69,960
              1998.................................................       1,622
              1999.................................................       1,414
              2000.................................................          --
              Thereafter...........................................       8,700
                                                                        -------

                  Total............................................     $91,094
                                                                        =======

         Cash paid for interest during 1995, 1994 and 1993 was $15.0 million, $14.2 million and $14.2 million, respectively.

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

                             ELJER INDUSTRIES, INC.

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

         The  Company's  net  periodic   pension  cost  includes  the  following
components (in thousands):

                                                  1995       1994       1993
                                                -------    -------    -------
Service cost during the period ..............   $ 3,053    $ 3,273    $ 2,851
Interest cost on projected benefit obligation     2,076      1,833      1,541
Actual return on plan assets ................    (2,661)       611     (2,252)
Net amortization and deferral ...............     1,568     (1,563)     1,507
                                                -------    -------    -------

    Net periodic pension cost ...............   $ 4,036    $ 4,154    $ 3,647
                                                =======    =======    =======


         The projected benefit obligations assumed an annual discount rate of 7.25% (U.S. plans) to 8.5% in 1995 and 8.0% (U.S. plans) to 8.5% in 1994. The annual rate of compensation increase ranged from 4.0% (U.S. plans) to 7.0% in 1995 and 1994. The expected long-term annual rate of return on plan assets, which consists primarily of mutual funds, was 9.0% to 10.0% in 1995, 8.5% to 9.5% in 1994 and 8.5% to 10.0% in 1993. The amortization period for prior service cost is 14 to 18 years, depending on the plan, which approximates the average remaining service period of the employee work force. The funded status of the plans is as follows (in thousands):

                                                           1995        1994
                                                         --------    --------
Actuarial present value of benefit obligations:
    Vested benefit obligations .......................   $ 19,480    $ 14,577
                                                         ========    ========

    Accumulated benefit obligations ..................   $ 22,263    $ 16,745
                                                         ========    ========

    Projected benefit obligations ....................   $ 25,420    $ 25,065

Plan assets at fair value ............................     21,618      18,009
                                                         --------    --------

Projected benefit obligations in excess of plan assets      3,802       7,056
Unrecognized net loss ................................     (2,442)       (415)
Unrecognized prior service cost ......................       (630)     (4,302)
                                                         --------    --------

Pension liability included in accrued expenses .......   $    730    $  2,339
                                                         ========    ========

         During 1995, the Company recognized curtailment gains of $3.3 million resulting from the redesign and amendment of certain domestic retirement plans. The plans were amended effective December 31, 1995, to freeze compensation for benefit purposes at 1995 levels. In addition, benefit service for participants under age 50 as of December 31, 1995, has been frozen; participants age 50 or over continue to accrue service for benefits purposes. All employees affected by the curtailment, including those over 50, will be eligible to receive expanded benefits in the Company's defined contribution plan as of January 1, 1996.

         The Company's defined contribution plan is available to certain domestic employees in which each participant's contribution is matched in part by the Company up to a maximum of 3% of the participant's compensation. The Company's matching contributions for this plan were approximately $784,000 in 1995, $742,000 in 1994 and $715,000 in 1993. In lieu of pension benefits, beginning in 1996 the Company will also make a contribution on behalf of eligible domestic employees ranging from 2% to 9% of compensation, based on years of service.

                             ELJER INDUSTRIES, INC.

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

         The following table sets forth the plan's combined funded status reconciled with the amount shown in the Company's financial statements at the end of 1995 and 1994 (in thousands). Since the Company funds the plan on a "pay-as-you-go" basis, the Company's postretirement health care plan is underfunded.


                                                    1995      1994
                                                   -------   -------
Accumulated postretirement benefit obligation:
    Retirees ...................................    $24,429  $25,796
    Fully eligible active plan participants ....     3,555     3,467
    Other active plan participants .............     4,192     6,323
                                                   -------   -------
                                                    32,176    35,586
Plan assets at fair value ......................      --        --
                                                   -------   -------
Accumulated postretirement benefit obligation in
       excess of plan assets ...................    32,176    35,586
Unrecognized actuarial gain ....................     1,167     2,831
Unrecognized prior service cost ................     6,066     1,936
                                                   -------   -------

Accrued postretirement benefit cost ............   $39,409   $40,353
                                                   =======   =======

         Net periodic postretirement benefit cost for 1995, 1994 and 1993 included the following components (in thousands):

                                                1995       1994       1993
                                              -------    -------    -------

Service cost during the period ............   $   470    $   626    $   462
Interest cost on accumulated postretirement
    benefit obligation ....................     2,510      2,715      2,900
Amortization of (gains) losses ............       (63)        40       --
Amortization of prior service cost ........    (2,170)      (964)      (840)
                                              -------    -------    -------

Net periodic postretirement benefit cost ..   $   747    $ 2,417    $ 2,522
                                              =======    =======    =======


         For measurement purposes, health care cost trend rates for various services varied from 8.5% in 1995, decreasing gradually to 4.5% by 2007, and remain at that level thereafter. Increasing the health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at the end of 1995 by $4.1 million, and the aggregate of the service and interest cost components of net postretirement health care cost for 1995 by $439,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at the end of 1995 and 1994 was 7.25% and 8.25%, respectively. There were no plan assets at yearend.

         During 1995, the Company amended certain of its postretirement health care programs, principally to adjust the cost-sharing provisions. The amendments resulted in a reduction of the Company's accumulated postretirement benefit obligation of $6.3 million, which created an unrecognized prior service benefit. The unrecognized prior service benefits are being amortized over three to six years, based on the term of the underlying programs.

                             ELJER INDUSTRIES, INC.

(10)     SHAREHOLDERS' EQUITY:

         Common Stock

         The Company has 50,000,000 shares of $1 par value common stock authorized with 7,186,875 shares issued and 7,136,652 shares outstanding at yearend 1995. Treasury stock totaled 50,223 and 57,249 shares at the end of 1995 and 1994, respectively, and is accounted for under the par value method.

         Preferred Stock

         The Company has 10,000,000 shares of $1 par value preferred stock authorized, of which none are issued or outstanding.

         Stock Rights

         Pursuant to a Stockholder Rights Plan adopted by the Company on the Distribution Date and amended on July 31, 1989, January 4, 1990 and November 5, 1991, each outstanding share of the Company's common stock carries with it a common stock purchase right (the "Right"). In the event of an acquisition by a person or group of 15% or more of the Company's common stock, each Right (other than Rights owned by the person or group triggering the event, which will become void) will become exercisable to purchase one share of the Company's common stock at 50% of its then market value. The Rights will not become exercisable, however, if the person or group meeting the 15% threshold does so through an all-cash tender offer in which it becomes the owner of at least 80% of the Company's stock. The Rights are subject to adjustment in the event of certain changes in the Company or its common stock, including the merger of the Company with another entity. If the tentative settlement discussed in Note 2 above becomes final, the Company expects to amend its Stockholder Rights Plan to permit the issuance of equity without triggering Rights under the Stockholder Rights Plan. The Rights will expire on May 1, 1999, unless previously exercised or redeemed, or unless the Company extends the expiration date.

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

         The following table summarizes the Options activity:

                                                        SHARES         RANGE OF OPTION PRICES

Options outstanding at yearend 1992...............     429,527           $ 8.25   -   $28.63
Options granted...................................     106,000           $ 8.13   -   $ 8.94
Options forfeited.................................     (46,695)          $ 8.25   -   $14.69
                                                      --------

Options outstanding at yearend 1993...............     488,832           $ 8.13   -   $28.63
Options granted...................................     140,000           $ 7.13   -   $ 7.69
Options forfeited.................................     (68,925)          $ 7.69   -   $28.63
                                                      --------

Options outstanding at yearend 1994...............     559,907           $ 7.13   -   $28.63
Options granted...................................     112,000                        $ 5.88
Options forfeited.................................     (86,000)          $ 5.88   -   $28.63
                                                      --------
Options outstanding at yearend 1995     ..........     585,907           $ 5.88   -   $28.63
                                                      ========

Options exercisable at yearend 1995...............     363,407
                                                      ========

                             ELJER INDUSTRIES, INC.

         At the Distribution Date, the Company had reserved 500,000 shares of common stock to cover grants under the Incentive Plan. During 1993, 350,000 additional shares were made available. As of the end of 1995 there were 214,688 shares available for grant under the Incentive Plan.

         Phantom Stock

         Under a three-year incentive program beginning in 1995, certain key employees of the Company are granted phantom shares of the Company's Common Stock. The value of the phantom shares is a function of the amount, if any, by which the market value of the Company's Common Stock increases during the performance period of approximately three years. The increase in the value of these phantom shares is accrued and expensed over the performance period. During 1995, 338,000 phantom shares were granted to employees and $435,000 was expensed. The related liability was $435,000 at December 31, 1995.

(11)     INCOME TAXES:

         Income (Loss) Before Income Taxes and Income Tax (Benefit) Expense in 1995, 1994 and 1993 are shown below (in thousands):


                                         1995        1994            1993
                                       --------    --------        --------
Income (loss) before income taxes:
     Domestic operations ...........   $  3,212    $(11,286)       $  1,823
     Foreign operations ............      3,543      (1,111)          4,614
                                       --------    --------        --------

         Total consolidated ........   $  6,755    $(12,397)       $  6,437
                                       ========    ========        ========

Income taxes:
     Domestic operations
         Current ...................   $    471    $    750        $  1,236
         Deferred ..................       --          --              --
                                       --------    --------        --------

             Total domestic ........   $    471    $    750        $  1,236
                                       ========    ========        ========

     Foreign operations
         Current ...................   $   (485)   $   (923)       $    663
         Deferred ..................        738        --              --
                                       --------    --------        --------

             Total foreign .........   $    253    $   (923)       $    663
                                       --------    --------        --------

                  Total consolidated   $    724    $   (173)       $  1,899
                                       ========    ========        ========


         Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting and tax purposes as measured using enacted tax rates. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1994 are as follows:

                             ELJER INDUSTRIES, INC.

                                                           Tax Effect
                                                         (In thousands)
                                                       1995        1994
                                                     --------    --------
Deferred tax liabilities:
     Depreciation and amortization ...............   $  6,095    $  5,738
     Inventory ...................................      4,040       3,749
                                                     --------    --------

     Total deferred tax liabilities ..............     10,135       9,487
                                                     --------    --------

Deferred tax assets:
     Sales and product allowances ................      2,040       2,332
     Self insurance ..............................      8,664       8,702
     Litigation and legal ........................      9,214       9,190
     Postretirement and pension benefits .........     13,336      14,489
     EPA .........................................      4,922       4,461
     Net operating loss carryforwards ............      2,576         209
     Other .......................................      2,722       4,264
                                                     --------    --------
     Total deferred tax assets ...................     43,474      43,647
     Valuation allowance .........................    (34,959)    (35,042)
                                                     --------    --------
     Deferred tax assets after valuation allowance      8,515       8,605
                                                     --------    --------

Net deferred tax liabilities .....................   $  1,620    $    882
                                                     ========    ========


         At the end of 1995 and 1994, valuation allowances were provided for the net deferred tax assets as required under SFAS No. 109. The valuation allowance decreased approximately $83,000 during 1995 and increased $4.1 million during 1994. In the U.S., the Company has established a full valuation allowance for net deferred tax assets due to the uncertainty of ultimate realization.

         The Company had a tax basis alternative minimum tax credit carryforward of approximately $1.0 million at yearend 1995, which is available to reduce future federal income taxes and has no expiration. The Company had a net operating loss carryforward of $7.6 million at yearend 1995 for federal income tax purposes which will partially expire in year 2009 and the remainder in year 2010.

         The difference between the provisions for income taxes and income taxes computed using the statutory federal income tax rate at yearend were as follows (in thousands):

                                                                      1995       1994       1993
                                                                     -------    -------    -------

Federal Income Tax Expense (Benefit) at Statutory Rate ...........   $ 2,297    $(4,215)   $ 2,189
Increase (decrease) resulting from:
     Effects of valuation allowances on deferred tax assets ......    (1,115)     4,055        674
     Excess of expenses for financial reporting purposes over
         tax basis caused by permanent differences ...............       524        515        418
     Effects of alternative minimum tax ..........................      --         (202)      (606)
     Foreign tax effects .........................................      (951)      (545)      (130)
     Tax effects of distributable earnings in foreign subsidiaries      --         --         (776)
     Other .......................................................       (31)       219        130
                                                                     -------    -------    -------

         Total Income Tax Expense (Benefit) ......................   $   724    $  (173)   $ 1,899
                                                                     =======    =======    =======


         In 1993, the Company provided for $640,000 of tax expense for repatriating those earnings which are no longer considered permanently reinvested in foreign subsidiaries. In accordance with the Company's accounting policy, U.S. deferred taxes have not been provided on approximately $13.3 million of undistributed earnings of foreign subsidiaries at the end of 1995, as the Company intends to reinvest these earnings permanently in the foreign operations or to repatriate such earnings only when to do so would be tax effective. The amount of the unrecognized

                             ELJER INDUSTRIES, INC.

tax liability for these undistributed earnings is not material at the end of 1995 due to the availability of foreign tax credits.

         Under an agreement with Household, the Company is entitled to the tax deduction, if it can be utilized, associated with certain liabilities which are indemnified by Household. The Company, in turn, contributes an amount equivalent to the tax benefit of such items when paid, regardless of whether the Company is in a tax paying position. An estimate of approximately $16.9 million of the liabilities for which the Company may receive a benefit remain at yearend 1995. The Company's portion of these liabilities at the end of 1995 approximates $6.5 million. These payments would have no impact on the financial results of the Company if it were subject to statutory tax rates; however, an impact did occur due to the Company's alternative minimum tax or taxable loss position in the years presented. A total of $1.7 million, $1.2 million and $1.3 million of such payments were made in 1995, 1994 and 1993, respectively. The impact of future payments will be dependent on the tax paying position of the Company. The Company recorded expense of $1.1 million in 1995 which included an estimate of future payments for which the Company will not receive tax benefit.

         Net cash refunds related to income taxes in 1995 and 1994 were $517,000 and $4.0 million, respectively. Cash paid for income taxes in 1993 was $3.6 million.

(12)     LEASES:

         Rental expense under operating leases was $5.6 million, $5.6 million and $6.2 million in 1995, 1994 and 1993, respectively.

         Future minimum lease commitments under noncancelable operating leases at the end of 1995 were as follows (in thousands):

          1996........................................         $ 3,546
          1997........................................           3,076
          1998........................................           2,317
          1999........................................           1,191
          2000........................................             332
          Thereafter..................................           3,900
                                                               -------
              Total minimum lease commitments.........         $14,362
                                                               =======

(13)     CONTINGENCIES:

         Qest System Litigation

         The  Company  is  involved  in  certain   litigation  related  to  Qest
polybutylene plumbing systems. See Note 2 for discussion.

         Environmental Matters

         The Company operates plants that may generate hazardous and non-hazardous waste, disposal of which is subject to federal and state regulation. The past disposal of hazardous and non-hazardous waste generated at the Company's plants may now be subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Several Company facilities have been required to implement programs to remedy the effects of past waste disposal. Not all plants have been the focus of comprehensive environmental studies. Except as described below, the Company is not aware of any instances of noncompliance with currently applicable safety, health and environmental laws and regulations which might have a significant adverse effect on the Company's financial condition or results of operations. With respect to current operating procedures, the Company believes that it is in material compliance with such applicable laws and regulations. The Company has established accruals of approximately $15.1 million at the end of 1995 (see discussion of individual sites provided below) pertaining to environmental, health and safety matters which the Company believes are adequate. Although the timing of the related payments is uncertain, the Company believes that a substantial portion of the payments will be made over the next three years.

                             ELJER INDUSTRIES, INC.

         Marysville, Ohio, Facility

         (a)    Closure Plan.

         The Marysville, Ohio, facility operated as a brass foundry and was closed in 1987. The Company has submitted a closure plan for the facility to the Ohio Environmental Protection Agency ("Ohio EPA"). The Company's environmental consultants are working with the Ohio EPA to revise, and obtain final approval of the closure plan. The Company anticipates submittal of the revised closure plan later this year.

         If approved in its current form, the Company's environmental consultants estimate that the cost of implementing the closure plan, including post-closure care, will be approximately $9.4 million. However, the ultimate cost to complete closure and post-closure activities at the facility will depend to a large extent on the remediation technology ultimately agreed upon by the Ohio EPA. The Company has previously established accruals of $9.4 million which it believes will be adequate to provide for the cost to implement its closure plan. However, there is no assurance that the plan will be approved without making additional revisions or modifications. Although no estimate can be made, in the event the closure plan is not approved, the cost of remediation could have a material impact on the Company's future operating results or financial position. The accrual of $9.4 million at yearend 1995 includes total post-closure costs of $1.4 million discounted over a 20-year period using a discount rate of 5%. The Company's environmental consultants estimate that the annual payments associated with these post-closure costs will be approximately $72,000 per year, over a 20-year period.

         (b)    Financial Assurance.

         In March 1995, the Company was successful in its efforts to obtain third party liability insurance for the Marysville site. Despite meeting this aspect of financial assurance requirements, the Company received correspondence from the Ohio Attorney General threatening commencement of a lawsuit for failure of the Company to meet the remainder of its financial assurance obligations for the Marysville site as required by Ohio law. On July 7, 1995, the Attorney General informed the Company that it intended to assess a $2.5 million civil penalty for financial assurance violations regarding this site. Although the Company believes it had legitimate defenses to the Attorney General's claims and to the threat of imposition of any fines or penalties, it entered into negotiations with the Attorney General in an effort to avoid the expense and uncertainty of protracted litigation.

         On October 5, 1995, a settlement was negotiated with the Ohio Attorney General wherein the Company agreed to pay a cash penalty of $750,000, with an additional fine of $500,000 to be suspended pending completion of closure activities at the Marysville site in accordance with a closure plan approved by the Ohio EPA. To meet the Company's remaining financial assurance obligations, the settlement also requires the Company to fund an $8.5 million trust account during 1996 to be used to pay for implementation of the Marysville closure plan. The Company believes it has adequate reserves established to provide for payment of the cash penalty and sufficient cash flow and debt available to fund the trust account.

         Salem, Ohio, Facility.

         (a)     Closure Plan.

         The Company submitted a plan for closure of the hazardous waste management unit at its Salem, Ohio, facility to the Ohio EPA on April 30, 1993. Comments received from the Ohio EPA indicate that the closure plan will require modifications. The Company's environmental consultants are currently working on revisions to the closure plan, which may increase the cost to implement the closure plan excluding post-closure care from $1.3 million to $2.0 million. In connection with the anticipated closure plan revisions, the Company also submitted a proposal to the Ohio EPA for the reduction of post-closure care costs at the Salem facility. If accepted by the Ohio EPA, post-closure costs could be reduced from $1.9 million to $1.0 million.

                             ELJER INDUSTRIES, INC.

         Through 1993, the Company paid $1.6 million to complete an interim closure of the subject area and accruals of approximately $2.5 million for additional closure and post-closure costs expected in future periods were recorded at yearend 1995, which the Company believes are adequate. The yearend 1995 accrual includes total post-closure costs of $1.9 million discounted over a 30-year period using a discount rate of 5%. The Company's environmental consultants estimate that the annual payments associated with these post-closure costs will range from $60,000 to $105,000 per year, over a 30-year period.

         (b)    Financial Assurance.

         After March 1992 the Company was unable to meet its financial assurance obligations with respect to the Salem site. The U.S. Department of Justice (the "DOJ") sought payment by the Company of a cash penalty of $175,000, with an additional fine of $912,000 to be held in abeyance pending completion of the site closure activities without any further violations of the Company's financial assurance obligations under Ohio law. The Company accepted the DOJ's offer and approved modification of a prior consent decree entered in 1990 relating to these issues. The modified consent decree is currently pending approval by DOJ and entry by the U.S. District Court for the Northern District of Ohio. The Company believes that it currently meets its financial assurance requirements regarding the Salem site and has established accruals for the $175,000 cash penalty.

         On March 20, 1995, the Ohio EPA notified the Company that the Salem facility was in violation of Ohio's financial assurance laws as a result of the Company calculating its post-closure care estimate based on present value. Although the Company disputes Ohio EPA's contention and believes it has complied with Ohio law, it is currently negotiating the matter with the Ohio EPA and the Ohio Attorney General. The Company intends to resolve this issue prior to the entry of the modified consent decree discussed above. Any reduction of the costs of post- closure care at the Salem site, as discussed above, will directly reduce the Company's financial assurance obligations for post-closure care.

         (c)     Clean Water Act.

         The Company negotiated a settlement with the DOJ and the U.S. Environmental Protection Agency (the "U.S. EPA") for alleged past violations of the Clean Water Act for unpermitted discharge of wastewater streams at the Salem, Ohio, facility. The settlement called for the payment of a $300,000 cash penalty and performance of certain remedial work at the facility estimated to cost approximately $690,000. On December 8, 1995, a Consent Decree was entered by the U.S. District Court for the Northern District of Ohio, approving the previously negotiated settlement. On January 8, 1996, the Company paid the $300,000 civil penalty. The Company's environmental consultants are currently in the process of initiating implementation of the remedial work at the Salem facility, which the Company anticipates will be completed later this year. The Company has previously established accruals which it believes are adequate to cover these costs.

         (d)     Clear Air Act.

         On April 11, 1995, the Ohio Attorney General initiated an enforcement action against Eljer Manufacturing's Salem, Ohio, facility for air emissions violations that allegedly occurred in 1989 and 1990. The Attorney General threatened to pursue litigation against the Company to impose a permanent injunction that three identified sources of emissions would remain in compliance with the Ohio Administrative Code, and to recover civil penalties for past emission violations. In October 1995, the Company negotiated a settlement with the Attorney General for the alleged air emission violations. The settlement calls for the payment of a $75,000 cash penalty and entry of a consent decree which requires the Salem, Ohio, facility to maintain compliance over the next two years. On December 8, 1995, a consent decree was entered by the Ohio Court of Common Pleas, and on January 18, 1996, the Company paid the $75,000 cash penalty which was accrued at yearend 1995.

                             ELJER INDUSTRIES, INC.

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

         Certain of the Company's plants may have disposed of waste at sites which have or may become a part of federal Superfund clean-up efforts. Through notifications from the U.S. EPA, the Company believes its total liabilities related to Superfund sites are immaterial (approximately $160,000 at yearend
1995) if liability and contributions are assessed in an equitable manner among all responsible parties. The Company has established accruals which it believes are adequate to provide for any liabilities it may have with respect to these sites.

         Atlanta, Georgia, Site.

         In October 1991, Eljer Manufacturing sold a facility located in Atlanta, Georgia, to joint venture partners Toto Ltd., Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. ("Toto and Mitsui"). Toto and Mitsui subsequently asserted that Eljer Manufacturing is responsible under the indemnification provisions included in the Purchase and Sale Agreement to remediate alleged contamination at the sold facility. Under the agreement, Eljer Manufacturing's liability for remediation costs is limited to $750,000. Eljer Manufacturing has notified the prior owner of the facility, JP Industries, Inc., ("JP Industries") that it may be liable to Eljer Manufacturing for indemnity under the provisions of Eljer Manufacturing's purchase agreement with JP Industries. Eljer Manufacturing does not believe that any remediation at the Atlanta site is necessary and no estimate of a liability, if any, can be made at this time. In addition, no estimate can be made of the amount, if any, that Eljer Manufacturing may receive from JP Industries.

         Wilson, North Carolina, Site.

         In anticipation of the 1994 sale of the Company's Wilson, North Carolina, manufacturing plant, an environmental investigation was performed of that plant. One monitoring well on the property showed the presence of benzene and methylene chloride. This finding was reported to the State of North Carolina and a follow-up investigation was performed. Another well on the property was found to contain trichloroethene, another hazardous substance. Based on the location of the well, the direction of groundwater flow and the Company's understanding that trichloroethene has never been used at the plant, it is presently the Company's belief that any trichloroethene on the property originated from off-site sources. The Company does not believe it is responsible for remediation of any trichloroethene which may be present at the site. However, the Company retains responsibility under the indemnification provisions included in the Purchase and Sale Agreement to remediate benzene and methylene chloride that exceed maximum levels allowed by North Carolina law. The Company continues to await a response to its comprehensive site assessment submitted in March 1994. While the cost to comply with the Company's indemnity obligations is estimated at $509,000 based on the use of traditional remediation methods, the Company hopes to receive approval from the state of North Carolina to pursue alternative remediation methods which would substantially reduce these costs. The Company has established accruals which it believes are adequate to provide for the costs of investigation and remediation, if any.

                             ELJER INDUSTRIES, INC.

         Proposition 65.

         Eljer Industries, Eljer Manufacturing, U.S. Brass and approximately 15 other manufacturers and sellers of residential and commercial brass faucets were named as defendants in two lawsuits; one brought by the Attorney General of the State of California and the other by the Natural Resources Defense Council ("NRDC") and the Environmental Law Foundation ("ELF") alleging violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). The lawsuits alleged that U.S. Brass and Eljer Manufacturing did not label their faucets in conformity with Proposition 65. The lawsuits further alleged that U.S. Brass and Eljer Manufacturing knowingly discharged or released lead into drinking water in violation of Proposition 65. The discharge and exposure allegedly arose out of leaching of lead into drinking water from leaded brass faucets manufactured by the defendants. Settlements were reached wherein Eljer Manufacturing paid $30,000 to the NRDC and ELF, and U.S. Brass agreed to allow the Attorney General a general, unsecured $30,000 claim in the U.S. Brass bankruptcy. Both settlements call for the dismissal of Eljer Industries as a named defendant. Also, over the course of the next four years Eljer Manufacturing and U.S. Brass will phase out the sale in California of leaded, brass faucets that exceed specified National Sanitation Foundation ("NSF") standards, and, in the interim, warning tags will be placed on faucets that exceed the specified NSF protocol. Under the proposed settlements, neither Eljer Manufacturing nor U.S. Brass has any affirmative obligation to market alternative brass faucets.

         On October 6, 1995, a motion to approve settlement in the Attorney General's case was granted and a Consent Judgment documenting the settlement terms was entered by the court. On October 24, 1995, NRDC and ELF dismissed their lawsuit against Eljer Manufacturing and U.S. Brass.

         Insurance.

         The Company has made claims to its applicable insurance carriers under certain insurance policies for any amounts paid in the past or for which it may become obligated to pay in the future in connection with various environmental matters. The Company cannot predict the amount, if any, of insurance proceeds that may be received as a result of these environmental claims. No receivable from insurance carriers has been recorded related to environmental matters.

                             ELJER INDUSTRIES, INC.

         Following is a summary of environmental contingencies (in thousands):

                                                                Accrual    Charge Against        Cash
                                                  Estimated     Balance         1995             Paid
Contingency                                       Liability    @12/31/95      Earnings          In 1995
-----------                                     ------------  ----------   --------------      ---------


Marysville closure & post-
closure ...............................             $ 9,351    $ 9,351       $     0           $    49
Marysville financial
assurance .............................                 750        750           750                 0
Salem closure,
post-closure and
financial assurance ...................       2,375 - 2,692      2,692           317                 0

Salem Clean Water Act
settlement ............................                 990        990             0                 0
All other (individually less
than $1 million)
                                                568 - 2,072      1,327           366                55
                                          -----------------    -------       -------           -------

Total .................................   $14,034 - $15,855    $15,110   $ 1,433   $   104
                                          =================    =======   =======   =======


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

         The approximately $1.2 million judgment against Eljer Manufacturing entered in the People's Republic of China and previously disclosed, remains subject to an appeal, but is outstanding and unpaid. Based upon advice of counsel, Eljer Manufacturing continues to believe it has substantial procedural defenses against any effort to enforce this judgment in the United States. Eljer Manufacturing believes its $1.2 million accrual is adequate to provide for any liability ultimately incurred in this matter. Additionally, in 1988, Simonds Industries, Inc. purchased HMI's interest in the PRC Joint Venture and may have liability for a portion of the amount awarded; however, no estimate can be made of the amount, if any, that Eljer Manufacturing may receive from Simonds Industries, Inc.

         On October 24, 1994, Winston and Dorothy Ko, the owners of Kowin and Croft Investments, Ltd., an affiliate of Kowin in the PRC Joint Venture, filed a complaint in the Circuit Court of Cook County, Illinois, seeking individual damages in an action entitled Winston Ko and Dorothy Ko v. Eljer Industries, Inc., et al. Plaintiffs have claimed approximately $24 million in damages for alleged losses on their real estate investments, and also seek unspecified exemplary and punitive damages, and unspecified damages for alleged injury to their reputations, for emotional distress and for lost profits on their real estate investments. Eljer Industries, Eljer Manufacturing and related individual defendants filed a motion to dismiss the complaint which was granted by order on August 1, 1995. The Circuit Court

                             ELJER INDUSTRIES, INC.

concluded that the action brought by the Kos was time barred and dismissed the action. The Kos have appealed the ruling. If the case is ultimately litigated, the Company believes that it has adequate defenses and should prevail. Accordingly, no additional accrual has been established for this contingency.

         Other Matters

         High Temperature Plastic Vent ("HTPV") Pipe

         The Consumer Product Safety Commission ("CPSC") has initiated an investigation under Section 15 of the Consumer Product Safety Act (the "Act") as to whether a HTPV product ("Plexvent") manufactured using Ultem resin from Chevron Chemical Company's Plexco Performance Pipe Division poses a substantial product hazard under the Act. The HTPV pipe is used to exhaust combustion gases from mid-and high-efficiency small water boilers and central heating furnaces. Eljer Manufacturing's Selkirk Metalbestos division ("Selkirk") distributed the Plexco HTPV pipe from mid-1990 until the end of 1993. Selkirk began manufacturing and selling its own Ultem resin HTPV product ("Sel-Vent I") in January 1994 and discontinued the manufacture of Sel-Vent I in June 1994. Beginning in September 1994, Selkirk began manufacturing and selling a vent pipe manufactured from Radel resin ("Sel-Vent II"). Sel-Vent II is not the subject of the CPSC investigation.

         In the U.S., Selkirk has responded to informal requests for information from the CPSC and has also sent samples, as requested, of Sel-Vent I. By law, the CPSC may direct repair, replacement or refund of any product that it believes poses a substantial product hazard. Selkirk has received no reports of product defects or failures for Sel- Vent I and believes that Sel-Vent I does not exhibit the same characteristics as the Plexco product because of different manufacturing process control and joint design. Nevertheless, the Company has advised the CPSC that it desires to voluntarily conduct a recall and retrofit program for Sel-Vent I. If the CPSC approves Selkirk's proposal, Selkirk will replace Sel-Vent I with Sel-Vent II. The Company estimates that, if approved, it will replace between 1,000 and 1,700 installations in the U.S., at a cost ranging from $200 to $250 per installation, depending upon the size of the installation.

         In Engel et al. v. Chevron Corporation, Inc., Civil Action No. L-1989, filed February 16, 1996, Circuit Court for Blount County, Tennessee at Maryville, plaintiffs purportedly on behalf of a national class, seek damages and injunctive relief against Chevron Corporation, Inc. allegedly arising out of Chevron's manufacture of Plexvent. Eljer Industries is listed as an "unnamed party", but not as a defendant. This matter is in very early stages substantively and the Company is not currently a party to this litigation.

          In Canada, use of Plexvent and similar vent pipe has been prohibited by provincial authorities pending further investigation. In the Canadian province of Ontario, homeowners have been ordered to remove HTPV pipe from their homes. The Ontario Home Warranty Program is expected to reimburse covered home owners for the replacement cost, although not all affected homeowners are covered by the Ontario Home Warranty Program. In February 1996, the Company was informed that it had been named in a purported class action suit in Canada filed on behalf of the Ontario Home Warranty Program and affected homeowners not covered by the Ontario Home Warranty Program to recover replacement costs. The Company has not yet been served with this litigation. The Company believes that Sel-Vent I was used in approximately 700 to 1,000 Canadian installations, and that replacement cost ranges from $200 to $1,000 per installation, depending on the replacement material ultimately used.

         Based on the estimates described above, the amount to voluntarily replace the Sel-Vent I in North America could range from $340,000 to $1,425,000. The Company has established an accrual of $500,000 for this contingency.

                             ELJER INDUSTRIES, INC.

         Nampa Employment Litigation

         In Ybarra, et al. v. Eljer Manufacturing, Inc., filed July 11, 1995, in the United States District Court for the District of Idaho, approximately 20 current or former employees at Eljer Manufacturing's Nampa plant allege that they have been the subject of sexual and racial discrimination. The lawsuit seeks damages against Eljer Manufacturing, and, in some cases, reinstatement or promotions. The case is in very early stages of discovery and has been set for mediation beginning in March 1996. A tentative trial date has been set for February 1997. Because the case is in early substantive stages, it is impossible to give any opinion concerning the possible outcome or the likelihood of success. The Company intends to vigorously defend the litigation.

(14)     RELATIONSHIP WITH HOUSEHOLD:

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

         On February 11, 1993, Eljer Industries and Eljer Manufacturing filed a breach of contract action against Household in the District Court of Dallas County, Texas, based upon Household's alleged breach of the Reimbursement Agreement, dated as of April 14, 1989, and the Reorganization and Distribution Agreement, dated as of March 15, 1989, executed in connection with the spin-off. On June 19, 1995, the Delaware Chancery Court enjoined the Company and Eljer Manufacturing from proceeding with litigation against Household in any court other than the Superior Court in Delaware. As a result, the Company and Eljer Manufacturing may not proceed with their litigation against Household in Texas District Court. The Company did not appeal the Delaware Chancery Court ruling.

         On July 26, 1995, the Delaware Superior Court heard arguments on Household's motions for complete and partial summary judgment in the litigation between Household, the Company and Eljer Manufacturing. On October 16, 1995, the Delaware Superior Court denied all of Household's motions, except one claim which the Company elected not to pursue. On January 19, 1996, the Delaware Superior Court denied Household's motion for summary judgment which sought to limit damages the Company could recover to approximately $32 million. Household has filed additional motions for summary judgment on certain claims it has filed against the Company, but briefing is not complete and the Delaware Superior Court has not ruled on the motions. Pre-trial discovery is continuing, and trial is set to begin on May 20, 1996, in Delaware. As disclosed in Note 2, the Company has entered into a tentative settlement with Qest system claimants whereby 75% of any proceeds received from Household will be used to fund the settlement.

                             ELJER INDUSTRIES, INC.

(15)     GEOGRAPHIC SEGMENTS:

         Data on the Company's geographic segments, based on the locations of the Company's operations, are as follows (in thousands):

                                      1995           1994           1993
                                   ---------      ---------      ---------
Sales to unaffiliated customers-
     North America .............   $ 327,637      $ 340,628      $ 313,376
     Europe ....................      69,749         65,435         74,186
                                   ---------      ---------      ---------
         Total .................   $ 397,386      $ 406,063      $ 387,562
                                   =========      =========      =========

Income (loss) from operations-
     North America .............   $  16,482<F2>        334<F1>    $15,765
     Europe ....................       4,780            (65)         5,306
                                   ---------      ---------      ---------
         Total .................   $  21,262<F2>        269<F1>  $  21,071
                                   =========      =========      =========

Identifiable assets-
     North America .............   $ 199,035      $ 210,207    $ 187,814
     Europe ....................      49,924         46,850       47,609
                                   ---------      ---------    ---------
         Total .................   $ 248,959      $ 257,057    $ 235,423
                                   =========      =========    =========

<F1>  This includes a $21.9 million  unusual  charge  related to U.S.  Brass (see
      Note 2 for additional discussion). Not considering the unusual charge, North American and Total Income from Operations would have been $22.2 million and $22.1 million, respectively in 1994.
<F2>  This includes a $676,000 unusual gain related to U.S. Brass (see Note 2 for additional discussion). Not considering the unusual gain, North American and Total Income from Operations would have been $15.8 million and $20.6 million, respectively in 1995.

(16) QUARTERLY FINANCIAL DATA (unaudited and in thousands except per share amounts):

                                                            First       Second        Third       Fourth
                                                           Quarter      Quarter      Quarter      Quarter
                                                           -------      -------      --------     --------
1995
Net sales............................................      $99,055        $92,416     $102,752    $103,163
Gross profit.........................................       23,398         22,810       28,736      27,262
Net income (loss)....................................         (882)        (1,206)       4,522       2,455
Earnings (loss) per share............................         (.12)          (.17)         .63         .35

1994
Net sales............................................      $90,875       $103,356     $107,872    $103,960
Gross profit.........................................       24,268         27,435       32,022      28,973
Net income (loss)....................................          360          2,386        4,265     (19,235)
Earnings (loss) per share............................          .05            .34          .60       (2.71)

1993
Net sales............................................      $95,648        $84,507     $102,965    $104,442
Gross profit.........................................       25,860         23,862       29,160      30,306
Net income (loss)....................................          874         (1,446)       3,136       1,334
Earnings (loss) per share............................          .12           (.20)         .44         .19

                             ELJER INDUSTRIES, INC.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 16, 1996, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

Item 11.      EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation and Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 16, 1996, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Voting Securities and Principal Stockholders" and "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 16, 1996, set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Executive Compensation and Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on April 16, 1996, sets forth certain information with respect to certain business relationships and transactions between the
Registrant and its directors and officers and is incorporated herein by reference.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K



(1)      Financial Statements

         The financial statements filed as part of this report are listed on the Index to Consolidated Statements on page 14.

(2)      Financial Statement Schedules

         Index to Consolidated Financial Statement Schedules

                                                                    Page
                                                                    ----
         Report of Independent Public Accountants                    50

         For the three years 1995, 1994 and 1993:
              Schedule II      -Valuation and Qualifying Accounts    51

         All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)      Exhibits

    Exhibit
    Number                                             Description
------------               ---------------------------------------------------------------------
     3A(1)                 Form of Restated Certificate of Incorporation of the Registrant.

     3B                    Form of Amended Bylaws of the Registrant.

     4A(1)                 Form of Restated Certificate of Incorporation of the Registrant (see Exhibit 3A).

     4B                    Form of Amended Bylaws of the Registrant (see Exhibit 3B).

     4C(1)                 Form of Common Stock Certificate.

     4D(1)                 Form of Rights Agreement between the Registrant and Harris Trust & Savings Bank, as
                           Rights Agent ("Rights Agreement").

     4E(1)                 Amendment and Amendment No. 2 to Rights Agreement dated as of July 31, 1989 and
                           January 4, 1990, respectively.

     4F(3)                 Amendment No. 3 to Rights Agreement dated as of November 5, 1991.

                           Instruments with respect to long-term debt which do not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries have not been filed. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.

     4G(4)                 Amended and  Restated  Credit  Agreement  dated as of
                           December 11, 1992 among Eljer Manufacturing, Inc., as
                           Borrower,   Eljer   Industries,   Inc.,   as   Parent
                           Guarantor,  the Banks listed therein, and NationsBank
                           of Texas, N.A., as Administrative Agent and Co-Agent,
                           and Morgan  Guaranty  Trust  Company of New York,  as
                           Co-Agent  and,  for  limited   purposes,   The  First
                           National Bank of Chicago, as "First Chicago".

     4H(6)                 Form of First Amendment to Amended and Restated Credit Agreement dated as of March
                           25, 1994.

     4I(7)                 Form of Second Amendment to Amended and Restated Credit Agreement dated as of
                           October 17, 1994.

     4J(9)                 Form of  Third  Amendment  to  Amended  and  Restated
                           Credit Agreement dated as of August 15, 1995.

     4K(7)                 Loan and Security Agreement by and among Congress Financial Corporation
                           (Southwest) as Lender and Eljer Manufacturing, Inc. as Borrower and Eljer Industries, Inc.
                           as Guarantor dated October 17, 1994.

    10A(1)                 Form of Reorganization and Distribution Agreement.

    10B(1)                 Form of Employee Benefits and Labor Agreement.

    10C(1)                 Form of Tax Sharing Agreement.

    10D(1)                 Form of Transition Management Services Agreement.

    10E(1)                 Form of Standstill Agreement between the Registrant & Household
                           International, Inc.

    10F(2)                 Form of Employment Agreement with Scott G. Arbuckle.

    10G(2)                 Form of Employment Agreement with James F. Thomason.

    10H(2)                 Form of Employment Agreement with James A. Harris and Brooks F. Sherman.

    10I(8)                 Form of Employment Agreement with George W. Hanthorn.

    Exhibit
    Number                                             Description
------------               ---------------------------------------------------------------------

    10J                    Form of Employment Agreement with Nancy J. Duricic.

    10K                    Form of Employment Agreement with Steven M. Rodman.

    10L                    Form of Employment Agreement with Gerald J. Morris.

    10M                    Salaried Pension Plan for Eljer Manufacturing, Inc.

    10N(10)                Amendment No. 1 to the Salaried Pension Plan of Eljer Manufacturing, Inc.

    10O                    Tax Reduction Investment Plan.

    10P(1)                 Long-Term Executive Incentive Compensation Plan of the Registrant.

    10Q(2)                 1991 Long-Term Incentive Plan.

    10R                    1995 Long-Term Incentive Plan

    10S(2)                 Form of Executive Severance Agreement with Scott G. Arbuckle.

    10T(8)                 Form of Amendment to Executive Severance Agreement with Scott G. Arbuckle.

    10U(2)                 Form of Executive Severance Agreement with James F. Thomason, James A. Harris,
                           Brooks F. Sherman and George W. Hanthorn.

    10V(8)                 Form of Amendment to Executive Severance Agreement with James F. Thomason,
                           James A. Harris, Brooks F. Sherman and George W. Hanthorn.

    10W                    Form of Severance Agreement with Nancy J. Duricic and Gerald J. Morris.

    10X(3)                 Eljer Supplemental Benefit Plan.

    10Y(3)                 Eljer Excess Benefit Plan.

    10Z(5)                 Eljer Industries, Inc. Stock Payment Plan for Non-Employee Directors.

    21                     Subsidiaries of the Registrant.

    23                     Consent of Arthur Andersen, LLP, independent certified public accountants.

    27                     Financial Data Schedule.
----------
     (1)                   Incorporated by reference to the Registrant's Registration Statement on Form 10 filed
                           February 14, 1989, as amended by Forms 8 filed March 14, 1989, March 23, 1989, March
                           27, 1989, August 3, 1989, January 10, 1990, May 2, 1990 and November 19, 1991 (File
                           No. 0-10181).

     (2)                   Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
                           Quarterly Period Ended March 31, 1991 filed May 14, 1991.

     (3)                   Incorporated   by  reference   to  the   Registrant's
                           Quarterly  Report  on Form  10-Q  for  the  Quarterly
                           Period Ended  September  29, 1991 filed  November 12,
                           1991.

     (4)                   Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal
                           Year Ended January 3, 1993, filed April 1, 1993.

     (5)                   Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed
                           December 16, 1993 (registration no. 33-51527).

     (6)                   Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal
                           Year Ended January 2, 1994, filed March 31, 1994.

     (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended October 2, 1994 filed November 16, 1994.

     (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1995, filed March 29, 1995.

     (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 2, 1995 filed August 16, 1995.

     (10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 1995 filed November 15, 1995.


(4)      Reports on Form 8-K

         None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Eljer Industries, Inc.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Eljer Industries, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 5, 1996. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the substantial doubt about the Company's ability to continue as a going concern in its present consolidated form due to the issues arising from the Qest polybutylene plumbing systems manufactured and sold by the Company's indirect, wholly-owned subsidiary, United States Brass Corporation. Our report on the consolidated financial statements also includes an emphasis of matter paragraph regarding the Company's term debt, which expires on January 31, 1997. These matters are discussed in Notes 2 and 3 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
March 5, 1996

                             ELJER INDUSTRIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                                 Additions
                                                                       ---------------------------
                                                      Balance at       Charged to         Charged                           Balance
                                                      Beginning         Costs/            to Other                           at End
         Description                                  of Period        Expenses           Accounts        Deduction        of Period
         -----------                                  ---------        ----------         --------        ---------        ---------

1993
   Accounts receivable reserves....................    $10,068           $1,378           $  (207)       $(2,349)<F1>       $8,890
                                                       =======           =======          =======        =======            ======

   Reserve for receivables from
     insurance carriers............................    $13,455           $    --          $    --        $(6,005)<F2>       $7,450
                                                       =======           =======          =======        =======            ======

1994
   Accounts receivable reserves....................    $ 8,890           $    61          $    --        $(1,255)<F1>       $7,696
                                                       =======           =======          =======        =======            ======

   Reserve for receivables from
     insurance carriers............................    $ 7,450           $    --          $(7,198)<F3>   $  (252)<F2>       $   --
                                                       =======           =======          =======        =======            ======

1995
   Accounts receivable reserves....................    $ 7,696           $   119          $    --        $  (907)<F1>       $6,908
                                                       =======           =======          =======        =======            ======


<F1>  Includes primarily write-offs of uncollectible accounts and net customer discounts taken.
<F2>  Includes primarily collection of proceeds from insurance carriers.
<F3>  Represents write-off against related asset.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 1996                       ELJER INDUSTRIES, INC.



                                           By:     /s/Brooks F. Sherman
                                              -----------------------------
                                                     Brooks F. Sherman
                                                  Vice President-Finance,
                                                  Chief Financial Officer
                                                        and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                      Title                           Date

     /s/Frank J. Morgan                          Chairman of the Board               March 7, 1996
-------------------------------
     Frank J. Morgan



     /s/Scott G. Arbuckle                         Director, President                March 7, 1996
-------------------------------                     and Chief Executive Officer
     Scott G. Arbuckle                              (Principal Executive Officer)


     /s/Brooks F. Sherman                         Vice President-Finance,            March 7, 1996
-------------------------------                     Chief Financial Officer
     Brooks F. Sherman                              and Treasurer (Principal
                                                    Financial and Accounting Officer)



     /s/John H. Deininger                         Director                           March 7, 1996
-------------------------------
     John H. Deininger


     /s/Paul E. Price                             Director                           March 7, 1996
-------------------------------
     Paul E. Price


     /s/C. A. Rundell, Jr.                        Director                           March 7, 1996
-------------------------------
     C. A. Rundell, Jr.


     /s/Walter C. Minnick                         Director                           March 7, 1996
-------------------------------
     Walter C. Minnick