Form 10-Q
period 1996-03-31
ELJER INDUSTRIES INC
filed 1996-05-15
CIK 846657

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to



                         Commission File Number 0-10181


                             ELJER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                                                75-2270874
(State of Incorporation)                              (I.R.S. Employer I.D. No.)

17120 Dallas Parkway,  Dallas, Texas                             75248
         (Address of                                          (Zip Code)
principal executive offices)



Registrant's telephone number, including area code:   (214) 407-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                No _____

At May 13, 1996 there were 7,154,810 shares of registrant's common stock outstanding.

                             ELJER INDUSTRIES, INC.

                                    FORM 10-Q

                                 March 31, 1996


                                      INDEX

PART I--FINANCIAL INFORMATION

         ITEM 1--FINANCIAL STATEMENTS

                  Condensed Consolidated  Statements  of Income  for  the  three months ended March 31, 1996 and April 2, 1995

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

SIGNATURES

PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                      For the Three Months Ended
                                                         March           April
                                                        31, 1996        2, 1995
                                                        --------       --------
NET SALES                                               $ 93,414       $ 99,055

COST OF SALES                                             71,770         75,657
                                                        --------       --------

GROSS PROFIT                                              21,644         23,398

SELLING & ADMINISTRATIVE EXPENSES                         18,491         19,481

LITIGATION AND RELATED COSTS                               1,040          1,493
                                                        --------       --------

INCOME FROM OPERATIONS                                     2,113          2,424

OTHER EXPENSE, net                                           164            104

INTEREST INCOME                                              353            577

INTEREST EXPENSE                                           3,434          3,706
                                                        --------       --------

LOSS BEFORE INCOME TAXES                                  (1,132)          (809)

INCOME TAX EXPENSE (BENEFIT)                                (185)            73
                                                        --------       --------

NET INCOME (LOSS)                                       $   (947)      $   (882)
                                                        ========       ========

NET INCOME (LOSS) PER SHARE                             $  (0.13)      $  (0.12)
                                                        ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   7,169          7,130
                                                        ========       ========

       See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




                                                            March       December
                  A S S E T S                              31, 1996     31, 1995
                  -----------                              --------     --------
                                                         (Unaudited)

CURRENT ASSETS:
           Cash & temporary cash investments               $ 16,438     $ 22,957
           Restricted cash                                   12,248       10,449
           Trade accounts receivable, net of
              reserves of $7,477 and $6,908                  64,950       69,038
           Inventories                                       64,443       64,565
           Other current assets                               4,228        4,344
                                                           --------     --------

              Total current assets                          162,307      171,353

PROPERTIES & EQUIPMENT, net of accumulated
  depreciation of $110,621 and $108,777                      62,787       64,283

COST IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, net                                              10,757       10,874

OTHER ASSETS                                                  2,455        2,449
                                                           --------     --------

                                                           $238,306     $248,959
                                                           ========     ========






       See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)



                                                            March      December
LIABILITIES AND SHAREHOLDERS' EQUITY                       31, 1996    31, 1995
- ------------------------------------                       ---------   --------
                                                          (Unaudited)


CURRENT LIABILITIES:
         Short-term debt and current maturities
             of long-term debt                             $  38,666   $  35,907
         Trade accounts payable                               15,593      17,112
         Prepetition liabilities subject to compromise        30,889      31,209
         Accrued expenses                                     52,714      60,927
         Long-term debt subject to restructure                67,512         --
                                                           ---------   ---------

              Total current liabilities                      205,374     145,155

LONG-TERM DEBT                                                14,099      81,696

POSTRETIREMENT BENEFITS                                       39,359      39,409

OTHER LIABILITIES                                             14,200      15,537

DEFERRED INCOME TAXES                                          1,600       1,620
                                                           ---------   ---------

              Total liabilities                              274,632     283,417

SHAREHOLDERS' EQUITY (DEFICIT):
         Common stock, $1 par value,
              50,000,000 shares authorized;
              7,152,252 and 7,129,626 shares outstanding       7,186       7,186
         Additional capital                                   79,097      78,965
         Accumulated deficit                                (115,528)   (114,581)
            Foreign currency translation adjustments          (7,046)     (5,978)
         Treasury stock                                          (35)        (50)
                                                           ---------   ---------

                  Total shareholders' equity (deficit)       (36,326)    (34,458)
                                                           ---------   ---------

                                                           $ 238,306   $ 248,959
                                                           =========   =========



       See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                        For the Three Months Ended
                                                               March       April
                                                             31, 1996     2, 1995
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                            $   (947)   $   (882)
         Adjustments to reconcile net loss to net cash
          used in operating activities-
                 Depreciation and amortization                  2,293       2,685
                 Changes in assets and liabilities-
                        Trade accounts receivable               3,913      (1,705)
                        Inventories                              (100)     (4,637)
                        Trade accounts payable and accrued
                          expenses                            (10,349)     (8,541)
                        Other assets                              958         302
                        Other, net                             (1,494)        590
                                                             --------    --------

                  Net cash used in operating activities        (5,726)    (12,188)
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in properties and equipment                  (868)     (4,424)
         Proceeds from disposition of properties
              and equipment                                      --            62
                                                             --------    --------

                 Net cash used in investing activities           (868)     (4,362)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in short-term debt                            4,798       3,220
         Repayment of long-term debt                           (1,999)        (19)
         Restricted cash for environmental clean-up            (2,500)       --
                                                             --------    --------

                 Net cash provided by financing activities        299       3,201
                                                             --------    --------

EFFECTS OF EXCHANGE RATES ON CASH                                (224)       (952)
                                                             --------    --------

NET DECREASE IN CASH & TEMPORARY
         CASH INVESTMENTS                                      (6,519)    (14,301)

CASH & TEMPORARY CASH INVESTMENTS,
         BEGINNING OF PERIOD                                   22,957      26,109
                                                             --------    --------

CASH & TEMPORARY CASH INVESTMENTS,                           $ 16,438    $ 11,808
         END OF PERIOD                                       ========    ========


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

         Accounting policies used in the preparation of the quarterly condensed consolidated financial statements are consistent in all material respects with the accounting policies described in the notes to financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission (the "Company's 1995 Form 10-K"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not neces sarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company's 1995 Form 10-K.

(2)      BANKRUPTCY OF UNITED STATES BRASS CORPORATION:

         On May 23, 1994, (the "Petition Date") Eljer Industries' indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The purpose of the filing is to resolve systematically the issues resulting from the Qest polybutylene plumbing systems (the "Qest polybutylene system") and related litigation and to seek confirmation of a plan of reorganization ("Plan") which, among other things, provides for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest polybutylene system. U.S. Brass is conducting its business and managing its properties as a debtor-in-possession under Section 1108 of the Bankruptcy Code subject to the supervision and orders of the Bankruptcy Court. See the Company's 1995 Form 10-K for a discussion of the U.S. Brass bankruptcy, including discussion of the Qest polybutylene system litigation, related insurance coverage, claims filed in the U.S. Brass bankruptcy proceeding and claims against the Company.

         As previously disclosed, on August 22, 1995, Eljer Industries, Eljer Manufacturing, Inc. ("Eljer Manufacturing"), and U.S. Brass filed with the Bankruptcy Court the Second Amended Plan of Reorganization (the "Amended Brass Plan") and the Second Amended Disclosure Statement (the "Amended Brass
Disclosure Statement"). The Amended Brass Plan contains proposed settlements with Eljer Industries, Eljer Manufacturing and Shell Chemical Company, a subsidiary of Shell Oil Company ("Shell Chemical").

         The Official Polybutylene Claimants Committee (the "PB Committee") in the U.S. Brass Bankruptcy has filed a proposed plan of reorganization and proposed disclosure statement (the "PB Committee Disclosure Statement"). A hearing was held on June 20, 1995, by the Bankruptcy Court on objections filed by various parties to the PB Committee Disclosure Statement.

         In connection with settlements reached by various parties in two national class actions dealing with polybutylene plumbing systems, Tina Cox et al. v. Shell Oil Company et al., and Garria Spencer, et al. v. Shell Oil Company, et al. (the "Cox-Spencer Agreement"), Eljer Industries, Eljer Manufacturing and U.S. Brass entered into a tentative settlement contingent upon confirming a plan of reorganization in the U.S. Brass bankruptcy embodying the terms of the tentative settlement and finalization of an agreement with the parties to the Cox-Spencer Agreement. The tentative settlement provides that Eljer Manufacturing and U.S. Brass will contribute an amount equal to any proceeds of their insurance policies; the Company will contribute 75 percent of the net proceeds of the Household litigation (subject to approval of the Company's bank group); $3 million in cash; a non-interest bearing note for $20 million payable over 10 years; and 17.5 percent of the equity of Eljer Industries in exchange for which Eljer Industries, Eljer Manufacturing and U.S. Brass will receive relief satisfactory to them from claims arising from polybutylene sales to date and U.S. Brass will remain an indirect, wholly-owned subsidiary of Eljer Industries. The Company has provided to the PB Committee, Shell Chemical and Hoechst Celanese a term sheet for a proposed third amended Plan which would include the terms of the tentative settlement discussed above. Although discussions concerning the term sheet have taken place, no final agreements have been reached and the third amended Plan has not been filed. The timing or likelihood of approval of such a third amended Plan cannot be predicted. The Company believes it has previously made adequate accruals for the terms of this settlement. Until a third amended Plan is filed, the Amended Brass Plan discussed above remains pending with the Bankruptcy Court.

         On April 8, 1996, the Bankruptcy Court issued an opinion approving both the Amended Brass Disclosure Statement and the PB Committee Disclosure Statement. The Bankruptcy Court's opinion instructs the parties to file with the Bankruptcy Court proposed orders approving the Disclosure Statements and containing the appropriate blanks for the Bankruptcy Court to fill-in deadlines for voting, objecting to plans and hearings on confirmations of plans. Upon receipt of the proposed orders, the Bankruptcy Court indicated that it would set a status conference with plan proponents to determine the schedule for mailing out ballots, disclosure statements and plans.

         Neither of the Disclosure Statements approved by the Bankruptcy Court has been updated to reflect or address material developments that have occurred during the last nine months with respect to the business of U.S. Brass, and the efforts to negotiate a global settlement that would be reflected in a consensual plan of reorganization. Accordingly, it is expected that Eljer Industries, Eljer Manufacturing, U.S. Brass and the PB Committee will jointly submitt an order to the Court proposing that the Bankruptcy Court enter an order establishing a schedule for filing supplements to bring the Disclosure Statements current; filing objections to such supplements; conducting a hearing on any objections filed; and setting a status conference to establish solicitation procedures, fix voting and objection deadlines, and set confirmation hearings. Approval of this procedure by the Bankruptcy Court will also give the parties a known schedule to conclude their efforts to negotiate a consensual plan. It is not known how or when the Bankruptcy Court will rule on the proposed order expected to be submitted to the Court.

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Condensed Consolidated Balance Sheets. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at March 31, 1996, U.S. Brass had a net affiliate receivable of approximately $1.6 million.

         As a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass continues to adjust its litigation reserves to maintain an equity balance of zero. Accordingly, for the three-month periods ended March 31, 1996 and April 2, 1995, U.S. Brass reduced its litigation reserves by approximately $348,000 and $1.2 million, respectively.

         Selected financial data for U.S. Brass are as follows (in thousands):

                                                        For the Three Months Ended
                                                              March        April
                                                            31, 1996      2, 1995
                                                            --------     --------
Net Sales to Nonaffiliate Customers ........................$ 19,714    $ 20,480
Sales to Affiliates ........................................   4,671       5,285
Reorganization Expenses ....................................     200       1,350
Income (Loss) from Operations ..............................     383        (384)
Income (Loss) Before Income Taxes ..........................      --        (711)
Net Income .................................................      --          --
Cash Provided (Used) in Operating Activities ...............      16      (2,332)
Cash Used in Investing Activities ..........................    (113)       (536)
Cash Provided by Financing Activities ......................     841       2,715
Total Cash Flow ............................................     741        (153)

                                                          As of March  As of December
                                                            31, 1996     31, 1995
                                                            --------     --------
Total Current Assets .......................................$ 37,949    $ 36,826
Total Assets ...............................................  53,925      53,210
Total Liabilities ..........................................  53,925      53,210
Total Shareholders' Equity .................................      --          --


Cash payments of reorganization items made during the three months ended March 31, 1996 and April 2, 1995, were not material.

(3)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                           March    December
                                                          31, 1996  31, 1995
                                                          -------    -------
Finished goods                                            $33,074    $32,887
Work in process                                             8,818      9,201
Raw materials                                              22,551     22,477
                                                          -------    -------
Total inventories                                         $64,443    $64,565
                                                          =======    =======

(4)      LIQUIDITY AND CAPITAL RESOURCES

         Eljer Manufacturing had term debt of $73.5 million outstanding at the end of the first quarter of 1996. Pursuant to the term debt agreement, a $2.0 million principal payment was made in January 1996 and the $3.0 million principal payment scheduled for December 1996 was made on May 1, 1996, since certain conditions related to the U.S. Brass bankruptcy were not met. Another $3.0 million principal payment is scheduled for August 1996 with the balance of $67.5 million due at the maturity date of January 31, 1997.

         The Company is negotiating to extend the maturity date of the term debt beyond January 31, 1997. There are no assurances that the extension will be obtained. If an extension is not granted, the Company intends to explore some manner of debt restructuring of the existing debt prior to the January 1997 term debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing and there can be no assurance that any such commitment can be obtained prior to the term debt maturity date. Failure to obtain such a commitment or extension or failure to pay the term debt when due would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except those assets pledged under a revolving credit agreement and the assets of U.S. Brass), including a majority of the stock of its foreign subsidiaries. Failure to pay the term debt when due, would also be an event of default under the revolving credit agreement.

(5)      CONTINGENCIES:

         The Company and certain of its subsidiaries are involved in litigation related to the Qest polybutylene system, environmental matters, Kowin
Development Company and other matters which, if determined adversely to the Company, may have a material adverse effect on its financial condition or results of operations. Reference is made to Note (2) "Bankruptcy of United States Brass Corporation", Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company's 1995 Form 10-K, which is incorporated herein, for additional discussion of contingencies and legal matters involving the Company.

         In connection with the litigation pending between Eljer Industries, Eljer Manufacturing and Household International, Inc., the former parent company of Eljer Industries, the parties have been engaged in settlement discussions. A definitive and final settlement has not been reached and there can be no assurances that a settlement will be reached. The case remains set for trial to begin on May 20, 1996, in Delaware Superior Court.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales decreased by approximately $5.6 million to $93.4 million for the three-month period ended March 31, 1996, compared to the three-month period ended April 2, 1995, a 5.7% decrease. The sales decrease was due primarily to unusually harsh weather conditions experienced early in the first quarter of 1996. Sales in March recovered from the weak levels encountered in January and February. Sales through the retail channel of distribution continue to increase, approximately 8% in the quarters compared, partially offsetting the negative impact of the bad weather. Sales in Europe remained relatively flat with last year's first quarter level despite the severe weather experienced in the United Kingdom and Germany early in the quarter and declines in both commercial and residential construction.

         Income from operations decreased $311,000 for the three months ended March 31, 1996, from the comparable 1995 period due to lower sales volume offset by lower selling and administrative expenses and litigation costs. Lower sales volume in the first quarter of 1996 compared to the same period of 1995 caused the gross profit margin to decrease to 23.2% for the three-month period ended March 31, 1996, from 23.6% for the comparable 1995 period. The continuing strike at our Salem, Ohio, cast iron facility, which commenced on March 5, 1996, also contributed to the decline in the gross profit margin, as fixed costs could not be fully absorbed into inventory. However, offsetting the negative impact of the lower sales volume and the strike, the price increases fully instituted in the second half of 1995 in response to the significant raw material price increases that began the first quarter of 1995 continue to have a favorable impact on margins. Selling and administrative expenses through March 31, 1996, were $1.0 million lower for the three-month period then ended compared to the 1995 period. As a percentage of sales, selling and administrative expenses slightly increased from 19.7% in the first quarter of 1995 to 19.8% in the first quarter of 1996.

         As a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass continues to adjust its litigation reserves to maintain an equity balance of zero. Accordingly, for the three-month periods ended March 31, 1996 and April 2, 1995, U.S. Brass reduced its litigation reserves by approximately $348,000 and $1.2 million, respectively. Excluding the impact of the litigation reserve adjustment, total litigation and related costs totaled $1.4 million for the three-month period ended March 31, 1996 compared to $2.7 million in the first quarter of 1995. The decrease in total litigation costs is primarily a result of the lower legal costs associated with the U.S. Brass bankruptcy proceeding. See Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

         Interest expense in the first three months of 1996 decreased approximately $272,000 over the same period in 1995, which is attributable to lower debt levels in the first quarter of 1996 compared to the first quarter of 1995.

         Income tax expense decreased to a benefit of $185,000 for the first three months of 1996 from expense of $73,000 for the same period in 1995. The tax benefit in 1996 was due to Canadian pretax losses in the first quarter of 1996. No tax benefit was recorded for the United States losses in the first quarter of both 1996 and 1995.

Liquidity and Capital Resources

         The net cash used in operating activities of $5.7 million for the three months ended March 31, 1996, was $6.5 million more favorable than the net cash used in operating activities for the com parable 1995 period. At the end of the first quarter of 1995, there were $14.5 million of receivables with extended payment terms compared with $10.3 million at the end of the first quarter 1996. In addition, during the first quarter of 1995, inventories increased $4.6 million due to increased cost of certain raw materials and increased ordering of these materials prior to announced price increases. The Company utilized these increased orders later in 1995 and further, has successfully reduced inventories from the end of March 1995 level of $73.4 million down to $64.4 million at the end of March 1996.

         In accordance with a settlement agreement with the Ohio Attorney General, the Company is required to fund a trust account, which will be used to pay for implementation of a closure plan for the Marysville, Ohio, site. A total of $8.5 million is scheduled to be funded to this trust account in three installments during 1996. In January 1996, the Company made the first scheduled payment of $2.5 million to the trust account.

         As previously reported, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest polybutylene system and related litigation and to seek confirmation of a Plan which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest polybutylene system. There have been two proposed Plans filed with the Bankruptcy Court, which are discussed more fully in Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item
1. U.S. Brass, Eljer Industries and Eljer Manufacturing have tentatively agreed to participate in a global polybutylene settlement related to the two certified national class actions dealing with polybutylene claims. As part of the settlement, Shell Oil and Hoechst Celanese, who were suppliers of the resins used in the manufacture of the polybutylene plumbing systems, have agreed to make up to $950 million available to repair such systems. The settlement was approved on November 9, 1995, by the Chancery Court for Obion County at Union City, Tennessee.

         Eljer Industries' and U.S. Brass' participation in the settlement is conditioned on the confirmation of a plan of reorganization in the U.S. Brass bankruptcy proceeding and finalization of an agreement with the parties to the global polybutylene settlement. Under the terms of its proposed agreement, the Company will contribute an amount equal to the proceeds it receives from certain insurance coverage; 75 percent of the net proceeds, if any, resulting from the litigation with its former parent, Household (subject to approval of the Company's bank group); $3.0 million in cash; a non-interest bearing note for $20.0 million payable over 10 years; and 17.5 percent of the equity of Eljer Industries. Following an expected finalization of an agreement with the parties in the global polybutylene settlement, a third amended plan of reorganization containing terms of the tentative agreement will be filed with the Bankruptcy Court. However, the timing or likelihood of approval of such an amended plan cannot be predicted. The Company believes it has previously made adequate accruals for the terms of this agreement based on the average market price of the Company's stock.

         No assurances can be given that the proposed agreement will be finalized and a related plan or reorganization be confirmed and agreed to by the Bankruptcy Court and U.S. Brass creditors. As a result, no assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. If the proposed agreement is not finalized, the ultimate resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. As previously discussed, the possibility also exists that settlement of claims against the Company could, among other things, result in a change in the Company's equity structure. Until these matters are further resolved, they continue to create a substantial doubt about the Company ability to continue as a going concern in its present consolidated form.

         Eljer Manufacturing had term debt of $73.5 million outstanding at the end of the first quarter of 1996. Pursuant to the term debt agreement, a $2.0 million principal payment was made in January 1996 and the $3.0 million principal payment scheduled for December 1996 was made on May 1, 1996, since certain conditions related to the U.S. Brass bankruptcy were not met. Another $3.0 million principal payment is scheduled for August 1996 with the balance of $67.5 million due at the maturity date of January 31, 1997.

         The Company is negotiating to extend the maturity date of the term debt beyond January 31, 1997. There are no assurances that the extension will be obtained. If an extension is not granted, the Company intends to explore some manner of debt restructuring of the existing debt prior to the

January 1997 term debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to restructuring or other sources of financing and there can be no assurance that any such commitment can be obtained prior to the term debt maturity date. Failure to obtain such a commitment or extension or failure to pay the term debt when due would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except those assets pledged under a revolving credit agreement and the assets of U.S. Brass), including a majority of the stock of its foreign subsidiaries. Failure to pay the term debt when due, would also be an event of default under the revolving credit agreement. Management does believe it has adequate cash resources and debt availability to meet its obligations until the January 1997 term debt maturity date.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note (2) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report and Note (2) "Bankruptcy of United States Brass Corporation", Note (13) "Contingencies" and Note (14) "Relationship with Household" to the Consolidated Financial Statements in the Company'S 1995 Form 10-K, which are made a part hereof by this reference.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the Company was held at 8:00 a.m., local time, on Tuesday, April 16, 1996 in Addison, Texas.

         (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and such nominees were duly elected.

         (c) Out of a total of 7,152,252 shares of common stock of the Company outstanding and entitled to vote, 6,827,768 shares were present in person or by proxy, representing approximately 95%. Matters voted on by the shareholders, as fully described in the proxy statement for the annual meeting, were as follows:

              (1) Frank J. Morgan and John H. Deininger were nominated to serve three-year terms on the Board of Directors of the Company. The results of voting on Messrs. Morgan and Deininger were as follows:

                                                                      Number of Shares
                                                 Number of Shares   WITHHOLDING  AUTHORITY
                                               Voting FOR Election    to Vote for Election
                                                    as Director           as Director
                                               --------------------  ---------------------
                             Frank J. Morgan         5,995,823            831,944
                             John H. Deininger       6,704,553            123,214


              (2) Shareholders voted on an amendment to the Long-Term Executive Compensation Plan. There were no broker nonvotes with respect to this matter. The results of voting were as follows:

                   For  - 4,742,111   Against  - 1,998,738   Abstain  - 86,918

              (3) Shareholders also voted on a proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company. There were no broker nonvotes with respect to this matter. The results of voting were as follows:

                   For  - 6,730,009     Against  - 73,732     Abstain  - 24,026

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     Exhibit
                     Number                        Description
                    --------                    --------------------------------
                       11                       Calculation of Primary and
                                                Fully Diluted Earnings Per Share

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

                  ELJER INDUSTRIES, INC.


Date:          May 15, 1996                      By:/S/ Brooks F. Sherman
         -----------------------                   ---------------------
                                                 Brooks F. Sherman
                                                 Vice President - Finance, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)