Form 10-Q
period 1996-06-30
ELJER INDUSTRIES INC
filed 1996-08-14
CIK 846657

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     ---        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     -X-            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

                            Yes   X                No _____

At August 9, 1996 there were 7,153,407 shares of registrant's common stock outstanding.

                             ELJER INDUSTRIES, INC.

                                    FORM 10-Q

                                  June 30, 1996


                                      INDEX

PART I--FINANCIAL INFORMATION

         ITEM 1--FINANCIAL STATEMENTS

                 Condensed Consolidated  Statements of Income for the six months ended June 30, 1996 and July 2, 1995

                 Condensed Consolidated  Statements  of  Income  for  the  three months ended June 30, 1996 and July 2, 1995

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

SIGNATURES

PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                       For the Six Months Ended
                                                          June          July
                                                        30, 1996       2, 1995
                                                        ---------     ---------
NET SALES ..........................................    $ 186,397     $ 191,471

COST OF SALES ......................................      139,986       145,263
                                                        ---------     ---------

GROSS PROFIT .......................................       46,411        46,208

SELLING & ADMINISTRATIVE EXPENSES ..................       37,629        38,419

LITIGATION COSTS (SETTLEMENTS), net ................       (3,167)        4,493

UNUSUAL ITEM - U.S. BRASS BANKRUPTCY ADJUSTMENT ....          852        (2,242)
                                                        ---------     ---------

INCOME FROM OPERATIONS .............................       11,097         5,538

OTHER EXPENSE, net .................................          232           931

INTEREST INCOME ....................................         (706)         (994)

INTEREST EXPENSE ...................................        6,669         7,659
                                                        ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES ..................        4,902        (2,058)

INCOME TAX EXPENSE .................................        1,964            30
                                                        ---------     ---------

NET INCOME (LOSS) ..................................    $   2,938     $  (2,088)
                                                        =========     =========

NET INCOME (LOSS) PER SHARE ........................    $    0.41     $   (0.29)
                                                        =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES ...........        7,205         7,130
                                                        =========     =========


       See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                     For the Three Months Ended
                                                          June           July
                                                         30, 1996       2, 1995
                                                         --------      --------



NET SALES ..........................................     $ 92,983      $ 92,416

COST OF SALES ......................................       68,216        69,606
                                                         --------      --------

GROSS PROFIT .......................................       24,767        22,810

SELLING & ADMINISTRATIVE EXPENSES ..................       19,138        18,938

LITIGATION COSTS (SETTLEMENTS), net ................       (4,555)        1,834

UNUSUAL ITEM - U.S. BRASS BANKRUPTCY ADJUSTMENT ....        1,200        (1,076)
                                                         --------      --------

INCOME FROM OPERATIONS .............................        8,984         3,114

OTHER EXPENSE, net .................................           68           827

INTEREST INCOME ....................................         (353)         (417)

INTEREST EXPENSE ...................................        3,235         3,953
                                                         --------      --------

INCOME (LOSS) BEFORE INCOME TAXES ..................        6,034        (1,249)

INCOME TAX EXPENSE (BENEFIT) .......................        2,149           (43)
                                                         --------      --------

NET INCOME (LOSS) ..................................     $  3,885      $ (1,206)
                                                         ========      ========

NET INCOME (LOSS) PER SHARE ........................     $   0.54      $  (0.17)
                                                         ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES ...........        7,225         7,130
                                                         ========      ========


       See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)






                                                             June       December
             A S S E T S                                   30, 1996     31, 1995
             -----------                                  ---------     --------
                                                         (Unaudited)

CURRENT ASSETS:
           Cash & temporary cash investments .........     $  9,627     $ 22,957
           Restricted cash ...........................       14,050       13,777
           Trade accounts receivable, net of
              reserves of $7,773 and $6,908 ..........       63,858       69,038
           Inventories ...............................       64,258       64,565
           Other current assets ......................        4,390        4,344
                                                           --------     --------

              Total current assets ...................      156,183      174,681

PROPERTIES & EQUIPMENT, net of accumulated
  depreciation of $112,430 and $108,777 ..............       61,711       64,283

COST IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, net ......................................       10,656       10,874

OTHER RESTRICTED CASH ................................        5,582         --

OTHER ASSETS .........................................        2,578        2,449
                                                           --------     --------

                                                           $236,710     $252,287
                                                           ========     ========





       See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)



                                                                         June           December
LIABILITIES AND SHAREHOLDERS' EQUITY                                   30, 1996         31, 1995
- ------------------------------------                                -------------     -----------
                                                                     (Unaudited)


CURRENT LIABILITIES:
     Short-term debt and current maturities
       of long-term debt .......................................      $  26,239         $  35,907
     Trade accounts payable ....................................         14,640            17,112
     Prepetition liabilities subject to compromise .............         31,997            31,209
     Accrued expenses ..........................................         66,303            49,965
     Long-term debt subject to restructure .....................         53,344                --
                                                                      ---------         ---------

         Total current liabilities .............................        192,523           134,193

LONG-TERM DEBT .................................................         12,218            85,024

POSTRETIREMENT BENEFITS ........................................         37,921            39,409

OTHER LIABILITIES ..............................................         24,541            26,499

DEFERRED INCOME TAXES ..........................................          1,615             1,620
                                                                      ---------         ---------

         Total liabilities .....................................        268,818           286,745

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $1 par value,
         50,000,000 shares authorized;
         7,153,407 and 7,136,652 shares outstanding ............          7,186             7,186
     Additional capital ........................................         79,123            78,965
     Accumulated deficit .......................................       (111,643)         (114,581)
     Foreign currency translation adjustments ..................         (6,731)           (5,978)
     Treasury stock ............................................            (43)              (50)
                                                                      ---------         ---------

             Total shareholders' equity (deficit) ..............        (32,108)          (34,458)
                                                                      ---------         ---------

                                                                      $ 236,710         $ 252,287
                                                                      =========         =========



       See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              For the Six Months Ended
                                                                  June        July
                                                                30, 1996     2, 1995
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $  2,938    $ (2,088)
     Adjustments to reconcile net income (loss) to net
      cash used in operating activities-
           Depreciation and amortization                            4,596       4,870
           Loss on disposition of fixed ssets                         205          74
           Changes in assets and liabilities-
                Trade accounts receivable                           4,976      (2,516)
                Inventories                                           (68)     (4,876)
                Trade accounts payable and accrued
                 expenses                                          14,603      (8,200)
                Other assets                                          639        (400)
                Other, net                                         (3,747)     (1,863)
                                                                 --------    --------

            Net cash provided by (used in) operating activities    24,142     (14,999)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in properties and equipment                        (2,052)     (7,899)
     Proceeds from disposition of properties
       and equipment                                                   90         241
                                                                 --------    --------

            Net cash used in investing activities                  (1,962)     (7,658)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt                        (2,610)      3,127
     Repayment of long-term debt                                  (26,280)       (778)
     (Increase) decrease in restricted cash                        (6,504)        200
                                                                 --------    --------

            Net cash provided by (used in) financing activities   (35,394)      2,549
                                                                 --------    --------

EFFECTS OF EXCHANGE RATES ON CASH                                    (116)        545
                                                                 --------    --------

NET DECREASE IN CASH & TEMPORARY
     CASH INVESTMENTS                                             (13,330)    (19,563)

CASH & TEMPORARY CASH INVESTMENTS,
     BEGINNING OF PERIOD                                           22,957      26,109
                                                                 --------    --------

CASH & TEMPORARY CASH INVESTMENTS,                               $  9,627    $  6,546
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

         Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

(2)      HOUSEHOLD SETTLEMENT:

         On May 31, 1996, Eljer Industries and Eljer Manufacturing, Inc. ("Eljer Manufacturing") settled the pending litigation with their former parent Household International, Inc. ("Household"). Under the terms of the settlement, Household paid approximately $27.2 million, which includes settlement of counterclaims that Household had against the Company. From the settlement proceeds, the Company paid legal fees of $2.7 million and received $24.5 million.

         As part of the tentative settlement reached in connection with the Cox-Spencer cases discussed in Note (3) below, the Company expects to pay $14.4 million, or 75% of the net Household settlement proceeds after all legal fees and expenses, into a trust to be created as part of a U.S. Brass reorganization plan. The net favorable impact of $10.1 million includes a $5.3 million recoupment of past legal fees and expenses, and is reflected in litigation costs (settlements), net on the condensed consolidated statements of income.

(3)      BANKRUPTCY OF UNITED STATES BRASS CORPORATION:

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

         As previously disclosed, on April 8, 1996, the Bankruptcy Court approved the Second Amended Plan of Reorganization (the "Amended Brass Plan") and the Second Amended Disclosure Statement (the "Amended Brass Disclosure Statement") filed by Eljer Industries, Eljer Manufacturing and U.S. Brass. At the same time, the Bankruptcy Court approved the proposed plan of reorganization and proposed disclosure statement (the "PB Committee Disclosure Statement") filed by the Official Polybutylene Claimants Committee (the "PB Committee"). On May 14, 1996, Eljer Industries, Eljer Manufacturing, U.S. Brass and the PB Committee filed a Joint Statement and Request for Entry of a Scheduling Order with the Bankruptcy Court. The Bankruptcy Court has not ruled on the Request.

         In November 1995, Eljer Industries, Eljer Manufacturing and U.S. Brass entered into a tentative settlement in connection with two national class actions dealing with polybutylene plumbing systems, Tina Cox et al. V. Shell Oil Company et al., and Garria Spencer, et al. V. Shell Oil Company, et al. (The "Cox-Spencer Cases"). The tentative settlement is contingent upon finalization of an agreement with the parties to the Cox-Spencer Cases and confirming a plan of reorganization in the U.S. Brass bankruptcy embodying the terms of the tentative settlement. The tentative settlement provides that Eljer Manufacturing and U.S. Brass will contribute an amount equal to any proceeds of their insurance policies; the Company will contribute $14.4 million, which is 75 percent of the net proceeds of the Household litigation (see Note (2) "Household Settlement" for further discussion); $3 million in cash; a non-interest bearing note for $20 million payable over 10 years; and 17.5 percent of the equity of Eljer Industries in exchange for which Eljer Industries, Eljer Manufacturing and U.S. Brass will receive relief satisfactory to them from claims arising from polybutylene sales to date and U.S. Brass will remain an indirect, wholly-owned subsidiary of Eljer Industries. Since November 1995, the Company has negotiated with the PB Committee, Shell Oil and Hoechst Celanese with the expectation that successful negotiations would result in a consensual third amended Plan that would include the tentative settlement terms. As part of those negotiations, Eljer Industries, Eljer Manufacturing and U.S. Brass have tentatively agreed to pay $6 million they had planned to pay for notice to creditors and administrative costs in the bankruptcy into the trust expected to be created as a result of confirmation of a Plan of Reorganization. The trust will then be responsible for paying for notice and administrative fees and any excess remaining will be used to pay claims of creditors not previously dealt with in the November 1995, tentative settlement. Negotiations have not resulted in a final agreement and the third amended Plan has not been filed. The timing or likelihood of the filing of a third amended Plan cannot be predicted. The Company believes it has previously made adequate accruals for the terms of this settlement. Until a third amended Plan is filed, the Amended Brass Plan discussed above remains pending with the Bankruptcy Court.

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Condensed Consolidated Balance Sheets. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at June 30, 1996, U.S. Brass had a net affiliate receivable of approximately $1.7 million.

         As a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass continues to adjust its litigation reserves to maintain an equity balance of zero. Accordingly, for the six-month period ended June 30, 1996, U.S. Brass increased its litigation reserves by approximately $852,000 and for the comparable period of 1995, U.S. Brass reduced its litigation reserves by $2.2 million.

Selected financial data for U.S. Brass are as follows (in thousands):

                                                              For the Six Months Ended
                                                                 June           July
                                                               30, 1996       2, 1995
                                                               --------       --------
Net Sales to Nonaffiliate Customers..................           $40,679       $39,644
Sales to Affiliates..................................             9,140         9,200
Reorganization Expenses..............................               400         1,700
Litigation Reserve Adjustment........................               852        (2,242)
Income from Operations...............................               729           702
Income (Loss) Before Income Taxes....................                 -             -
Net Income...........................................                 -             -
Cash Used in Operating Activities....................              (178)       (5,004)
Cash Used in Investing Activities....................              (187)         (803)
Cash Provided by Financing Activities................             1,091         6,277
Total Cash Flow, net.................................               726           470

                                                               As of June    As of December
                                                                30, 1996        31, 1995
                                                               --------       --------
Total Current Assets.................................           $40,223       $36,826
Total Assets.........................................            55,878        53,210
Total Liabilities....................................            55,878        53,210
Total Shareholders' Equity...........................                 -             -

Cash payments of reorganization items made during the six months ended June 30, 1996 and July 2, 1995, were not material.

(4)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                       June             December
                                                     30, 1996           31, 1995
                                                      -------            -------
Finished goods                                        $32,290            $32,887
Work in process                                         8,566              9,201
Raw materials                                          23,402             22,477
                                                      -------            -------
Total inventories                                     $64,258            $64,565
                                                      =======            =======

(5)      LIQUIDITY AND CAPITAL RESOURCES:

         During the first half of 1996, Eljer Manufacturing paid its U.S. term debt lenders a total of $29.5 million for principal reduction and the collateralization of letters of credit held by certain of the lenders. Of the total payment amount, $24.5 million was paid as a result of the Household settlement. Another $3.0 million payment is scheduled for August 30, 1996. The remaining principal balance ($50.8 million) is due on the January 31, 1997 maturity date.

         The Company is currently holding discussions with its lenders to extend the maturity date of the term debt beyond January 31, 1997. The Company is also exploring other alternatives of debt restructuring of the existing debt prior to the January 1997 term debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to an extension, a restructuring or other sources of financing and there can be no assurance that any such commitment can be obtained prior to the term debt maturity date. Failure to obtain such a commitment or extension or failure to pay the term debt when due would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except those assets pledged under a revolving credit agreement and the assets of U.S. Brass), including a majority of the stock of its foreign subsidiaries. Failure to pay the term debt when due, would also be an event of default under the revolving credit agreement. Due to the current scheduled maturity date, the Company's U.S. term debt has been classified as a current liability (long-term debt subject to restructure) on the condensed consolidated balance sheet.

(6)      CONTINGENCIES:

         Eljer Industries and certain of its subsidiaries are involved in litigation related to the Qest polybutylene system, environmental matters and other matters which, if determined adversely to the Company, may have a material adverse effect on its financial condition or results of operations. Reference is made to Note (2) "Bankruptcy of United States Brass Corporation" and Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's 1995 Form 10-K, which is incorporated herein, for additional discussion of contingencies and legal matters involving the Company.

         During the second quarter of 1996, Eljer Industries and Eljer Manufacturing reached a settlement in the previously disclosed litigation with Household, their former parent. See Note (2) "Household Settlement" for a detailed discussion of the settlement terms.

         In response to the Company's previously submitted plan for closure of the hazardous waste management unit at its Salem, Ohio facility, in the second quarter, the Ohio EPA proposed new closure requirements which may increase the estimated cost for implementing the closure plan from $2.0 million to $3.2 million. In addition, a previously submitted proposal from the Company to establish the cost of post-closure care at $1.0 million was recently accepted by the Ohio EPA, bringing the current total estimated cost to implement both closure and post-closure to $4.2 million.

         Eljer Manufacturing has tentatively agreed to settle Ybarra, et al. v. Eljer Manufacturing, Inc. As previously disclosed, the litigation involved claims of racial and sexual discrimination made by approximately 20 current or former employees at Eljer Manufacturing's Nampa, Idaho, manufacturing facility. Under the terms of the tentative settlement, Eljer Manufacturing has agreed to pay the plaintiffs an average of less than $40,000 each. The settlement is subject to final documentation and court approval.

         As previously disclosed, Eljer Manufacturing's Selkirk Metalbestos division ("Selkirk") has been engaged in negotiations with the Consumer Product Safety Commission ("CPSC") over the recall and retrofit of Selkirk's high temperature plastic vent pipe made from Ultem resin ("Sel-Vent I") with a new product manufactured from Radel resin ("Sel-Vent II"). The CPSC has approved the proposed recall and retrofit campaign and, pursuant to agreement reached with the CPSC, the campaign to notify consumers who have Sel-Vent I systems has begun. To date, Selkirk has not received any requests for replacement of a Sel-Vent I system with a Sel-Vent II system, but the campaign is in its early stages and Selkirk expects to replace between 1,000 and 1,700 installations at a cost ranging from $200 to $250 per installation, depending on the size of the installation. In Canada, Selkirk intends to offer a similar recall and retrofit campaign when Sel-Vent II is approved for installation by Canadian authorities. The timing of such approval cannot be predicted.

       During the second quarter, the Company accrued $4.0 million to cover costs and expenses of litigation including the matters discussed above, litigation associated with the U.S. Brass bankruptcy, environmental issues and other matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales of $93.0 million for the three-month period ended June 30, 1996, were relatively flat compared to the same 1995 period. Net sales for the three months ended June 30, 1996, were favorably impacted by strengthened U.S. housing starts, offset by the eleven week strike at the Company's cast iron plant (resolved on May 22, 1996) and a weak European economy. Net sales for the first half of 1996 decreased $5.1 million to $186.4 million, compared to the first half of 1995. The decrease was primarily attributable to the harsh weather conditions experienced in early 1996.

         Gross profit margin increased to 26.6% and 24.9%, respectively, for the three and six months ended June 30, 1996, from 24.7% and 24.1%, respectively, for the comparable 1995 periods. The increase resulted from a stable raw material market and price increases fully instituted in the second half of 1995 in response to the significant raw material cost increases in early 1995. In addition, reduced postretirement benefit expenses improved margins but were offset by the effects of the eleven week strike at the Company's cast iron plant as fixed costs could not be fully absorbed into inventory.

         On May 31, 1996, Eljer Industries and Eljer Manufacturing settled the pending litigation with their former parent, Household. Under the terms of the settlement, Household paid approximately $27.2 million, which includes settlement of counterclaims that Household had against the Company. From the settlement proceeds, the Company paid legal fees of $2.7 million and received $24.5 million, which was used to reduce U.S. term debt and provide collateral for related letters of credit. As part of the tentative settlement reached in connection with the Cox-Spencer cases discussed in Note (3) "Bankruptcy of United States Brass Corporation" to the Condensed Financial Statements in Part 1, Item 1, the Company expects to ultimately pay $14.4 million of the Household settlement proceeds into a trust to be created as part of a U.S. Brass reorganization plan, which represents 75% of the net proceeds after recoupment of $5.3 million in past legal fees and expenses. Including the $5.3 million recoupment of past legal fees and expenses, the net impact of the Household settlement was $10.1 million during the quarter.

         Litigation costs (settlements), net also includes a $4.0 million accrual for the costs and expenses of other litigation, including the litigation associated with the U.S. Brass bankruptcy, environmental issues, employee claims and other matters.

         As a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass continues to adjust its litigation reserves to maintain an equity balance of zero. Accordingly, for the three-month period ended June 30, 1996, the U.S. Brass adjustment was an unfavorable $1.2 million compared to the same period in 1995 in which the adjustment was a favorable $1.1 million. For the first six months of 1996 the adjustment was an unfavorable $.9 million compared to a favorable $2.2 million in the same period of 1995. In 1995 these adjustments were favorable as a result of this subsidiary's net loss due to bankruptcy related legal fees and lower gross profit margins resulting from the significant increase in raw material prices. The 1996 adjustments were unfavorable as U.S. Brass experienced improved gross profit margins due to stabilized raw material prices, success of its new products and lower bankruptcy related legal costs. See Note (3) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

         Interest expense decreased $1.0 million and $.7 million, respectively, in the six and three months ended June 30, 1996, over the same periods in 1995, which is attributable to lower debt levels in the first half of 1996 compared to the first half of 1995.

         Income tax expense increased to $1.9 million for the first half of 1996. No tax benefit was recorded for the United States losses in the first half of 1995.

Liquidity and Capital Resources

         The net cash provided by operating activities for the six months ended June 30, 1996, was $24.1 million compared to net cash used in operating activities of $15.0 million for the comparable 1995 period. This favorable operating cash flow was primarily due to the settlement of the Household litigation, of which net proceeds were $24.5 million. In addition, during the first half of 1995, inventories increased $5.5 million due to increased cost of certain raw materials and increased ordering of these materials prior to announced price increases. The Company utilized these increased orders later in 1995 and reduced inventories from the end of June 1995 level of $73.7 million down to $64.5 million at the end of 1995.

         In accordance with a settlement agreement with the Ohio Attorney General, the Company is required to fund a trust account, which will be used to pay for implementation of a closure plan for the Marysville, Ohio, site. A total of $8.5 million is scheduled to be funded to this trust account in three installments during 1996. In the first half of 1996, the Company has made two payments totalling $5.5 million to the trust account.

         As previously reported, U.S. Brass filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The purpose of the filing is to resolve systematically the issues resulting from the Qest polybutylene system and related litigation and to seek confirmation of a Plan which, among other things, will provide for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest polybutylene system. There have been two proposed Plans filed with the Bankruptcy Court, which are discussed more fully in Note (3) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item
1. U.S. Brass, Eljer Industries and Eljer Manufacturing have tentatively agreed to participate in a global polybutylene settlement related to the two certified national class actions dealing with polybutylene claims. As part of the settlement, Shell Oil and Hoechst Celanese, who were suppliers of the resins used in the manufacture of the polybutylene plumbing systems, have agreed to make up to $950 million available to repair such systems. The settlement was approved on November 9, 1995, by the Chancery Court for Obion County at Union City, Tennessee.

         Eljer Industries' and U.S. Brass' participation in the settlement is conditioned on the confirmation of a plan of reorganization in the U.S. Brass bankruptcy proceeding and finalization of an agreement with the parties to the global polybutylene settlement. Under the terms of its proposed agreement, the Company will contribute an amount equal to the proceeds it receives from certain insurance coverage; $14.4 million, which is 75% of the net proceeds from the litigation with its former parent, Household; $3.0 million in cash; a non-interest bearing note for $20.0 million payable over 10 years; and 17.5 percent of the equity of Eljer Industries. Since November 1995, the Company has negotiated with the PB Committee, Shell Oil and Hoechst Celanese with the expectation that successful negotiations would result in a consensual third amended Plan that would include the terms of the tentative settlement. However, negotiations have not resulted in a final agreement and the third amended Plan has not been filed. The timing or likelihood of the filing of a third amended Plan cannot be predicted. The Company believes it has previously made adequate accruals for the terms of this agreement.

         No assurances can be given that the proposed agreement will be finalized and a related plan of reorganization be confirmed and agreed to by the Bankruptcy Court and U.S. Brass creditors. As a result, no assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. If the proposed agreement is not finalized, the ultimate resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. As previously discussed, the possibility also exists that settlement of claims against the Company could, among other things, result in a change in the Company's equity structure. Until these matters are further resolved, they continue to create a substantial doubt about the Company ability to continue as a going concern in its present consolidated form. Further, if the proposed agreement is ultimately finalized, the Company will need to arrange financing for the portion of the pledged Household proceeds as the net proceeds were used initially to repay U.S. term debt pursuant to the term debt agreement.

         During the first half of 1996, Eljer Manufacturing paid its U.S. term debt lenders a total of $29.5 million for principal reduction and the collateralization of letters of credit held by the lenders. Of the total payment amount, $24.5 million was paid as a result of the Household settlement. Another $3.0 million payment is scheduled for August 30, 1996. The remaining principal balance ($50.8 million) is due on the January 31, 1997 maturity date.

         The Company is currently holding discussions with its lenders to extend the maturity date of the term debt beyond January 31, 1997. The Company is also exploring other alternatives of debt restructuring of the existing debt prior to the January 1997 term debt maturity date. Neither the Company nor any of its subsidiaries has any commitment with respect to an extension, a restructuring or other sources of financing and there can be no assurance that any such commitment can be obtained prior to the term debt maturity date. Failure to obtain such a commitment or extension or failure to pay the term debt when due would constitute an event of default thereunder, and would give the lenders the right, if they elect to do so, to foreclose on the collateral which constitutes essentially all the domestic assets of the Company (except those assets pledged under a revolving credit agreement and the assets of U.S. Brass), including a majority of the stock of its foreign subsidiaries. Failure to pay the term debt when due, would also be an event of default under the revolving credit agreement. Management does believe it has adequate cash resources and debt availability to meet its obligations until the January 1997 term debt maturity date.

PART II--OTHER INFORMATION

Item 1.           Legal Proceedings

         See Note (3) "Bankruptcy of United States Brass  Corporation"  and Note
(6) "Contingencies" to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report and Note (2) "Bankruptcy of United States Brass Corporation", and Note (13) "Contingencies" to the Consolidated Financial Statements in the Company's 1995 Form 10-K, which are made a part hereof by this reference.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     Exhibit
                      Number                     Description
                     -------            --------------------------------
                       11               Calculation of Primary and
                                        Fully Diluted Earnings Per Share

                       27               Financial Data Schedule

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on June 13, 1996, related to the settlement of litigation with Household International, Inc., the former parent of Eljer Industries.

                  Subsequent Reports on Form 8-K

                  None

SIGNATURES:

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  ELJER INDUSTRIES, INC.


Date:        August 14, 1996                By:/s/ Brooks F. Sherman
         ------------------------              ---------------------
                                                Brooks F. Sherman
                                                Vice President - Finance, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)