Form 10-Q
period 1996-09-29
ELJER INDUSTRIES INC
filed 1996-11-13
CIK 846657

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 29, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to



                         Commission File Number 0-10181


                             ELJER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                               Delaware 75-2270874
               (State of Incorporation) (I.R.S. Employer I.D. No.)

  17120 Dallas Parkway,  Dallas, Texas                            75248
 (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:   (972) 407-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No _____

At November 8, 1996 there were 7,153,532 shares of registrant's common stock outstanding.

                             ELJER INDUSTRIES, INC.

                                    FORM 10-Q

                               September 29, 1996


                                      INDEX

PART I--FINANCIAL INFORMATION

         ITEM 1--FINANCIAL STATEMENTS

                 Condensed Consolidated   Statements  of  Income  for  the  nine
                           months ended September 29, 1996 and October 1, 1995

                 Condensed Consolidated  Statements  of  Income  for  the  three months ended September 29, 1996 and October 1, 1995

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

SIGNATURES

PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                               For the Nine Months Ended
                                                September      October
                                                 29, 1996      1, 1995
                                                 --------      --------


NET SALES                                         $ 290,370    $ 294,223

COST OF SALES                                       213,124      219,279
                                                  ---------    ---------

GROSS PROFIT                                         77,246       74,944

SELLING & ADMINISTRATIVE EXPENSES                    56,373       56,098

LITIGATION COSTS (SETTLEMENTS), net                  (2,868)       6,362

UNUSUAL ITEM - U.S. BRASS BANKRUPTCY ADJUSTMENT       2,232       (1,894)
                                                  ---------    ---------

INCOME FROM OPERATIONS                               21,509       14,378

OTHER EXPENSE, net                                      418        1,252

INTEREST INCOME                                      (1,047)      (1,361)

INTEREST EXPENSE                                      9,231       11,467
                                                  ---------    ---------

INCOME BEFORE INCOME TAXES                           12,907        3,020

INCOME TAX EXPENSE                                    2,579          586
                                                  ---------    ---------

NET INCOME                                        $  10,328    $   2,434
                                                  =========    =========

EARNINGS PER SHARE                                $    1.43    $    0.34
                                                  =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              7,206        7,132
                                                  =========    =========


      See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                               For the Three Months Ended
                                                 September      October
                                                  29, 1996      1, 1995
                                                 ---------     ---------

NET SALES                                         $ 103,973    $ 102,752

COST OF SALES                                        73,138       74,016
                                                  ---------    ---------

GROSS PROFIT                                         30,835       28,736

SELLING & ADMINISTRATIVE EXPENSES                    18,744       17,679

LITIGATION COSTS                                        299        1,869

UNUSUAL ITEM - U.S. BRASS BANKRUPTCY ADJUSTMENT       1,380          348
                                                  ---------    ---------

INCOME FROM OPERATIONS                               10,412        8,840

OTHER EXPENSE, net                                      186          321

INTEREST INCOME                                        (341)        (367)

INTEREST EXPENSE                                      2,562        3,808
                                                  ---------    ---------

INCOME BEFORE INCOME TAXES                            8,005        5,078

INCOME TAX EXPENSE                                      615          556
                                                  ---------    ---------

NET INCOME                                        $   7,390    $   4,522
                                                  =========    =========

EARNINGS PER SHARE                                $    1.03    $    0.63
                                                  =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              7,204        7,137
                                                  =========    =========


    See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




                                                September       December
               A S S E T S                      29, 1996        31, 1995
               -----------                    ------------     ----------
                                               (Unaudited)
CURRENT ASSETS:
       Cash & temporary cash investments       $  6,712        $ 22,957
       Restricted cash                           14,613          13,777
       Trade accounts receivable, net of
          reserves of $7,466 and $6,908          73,500          69,038
       Inventories                               65,689          64,565
       Other current assets                       3,817           4,344
                                               --------        --------

          Total current assets                  164,331         174,681

PROPERTIES & EQUIPMENT, net of accumulated
  depreciation of $114,736 and $108,777          61,028          64,283

COST IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, net                                  10,556          10,874

OTHER RESTRICTED CASH                             5,650            --

OTHER ASSETS                                      2,552           2,449
                                               --------        --------

                                               $244,117        $252,287
                                               ========        ========





    See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                      September       December
LIABILITIES AND SHAREHOLDERS' EQUITY                  29, 1996        31, 1995
------------------------------------                -------------   -----------
                                                     (Unaudited)

CURRENT LIABILITIES:
   Short-term debt and current maturities
      of long-term debt                                $  22,231    $  35,907
   Trade accounts payable                                 21,117       17,112
   Prepetition liabilities subject to compromise          33,377       31,209
      Accrued expenses                                    65,104       49,965
                                                       ---------    ---------

          Total current liabilities                      141,829      134,193

LONG-TERM DEBT                                            63,164       85,024

POSTRETIREMENT BENEFITS                                   36,201       39,409

OTHER LIABILITIES                                         25,995       26,499

DEFERRED INCOME TAXES                                      1,627        1,620
                                                       ---------    ---------

          Total liabilities                              268,816      286,745

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $1 par value,
          50,000,000 shares authorized;
          7,153,407 and 7,136,652 shares outstanding       7,186        7,186
     Additional capital                                   79,123       78,965
     Accumulated deficit                                (104,253)    (114,581)
     Foreign currency translation adjustments             (6,712)      (5,978)
     Treasury stock                                          (43)         (50)
                                                       ---------    ---------

          Total shareholders' equity (deficit)           (24,699)     (34,458)
                                                       ---------    ---------

                                                       $ 244,117    $ 252,287
                                                       =========    =========


     See notes to unaudited condensed consolidated financial statements.

                     ELJER INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                     For the Nine Months Ended
                                                       September      October
                                                       29, 1996       1, 1995
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 10,328    $  2,434
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities-
       Depreciation and amortization                       6,942       7,047
       Loss on disposition of fixed assets                   222          73
       Changes in assets and liabilities-
          Trade accounts receivable                       (4,641)    (11,999)
          Inventories                                     (1,318)      2,108
          Trade accounts payable and accrued
             expenses                                     20,781      (5,998)
            Other assets                                     473       1,036
            Other, net                                    (3,792)     (1,138)
                                                        --------    --------

   Net cash provided by (used in)
      operating activities                                28,995      (6,437)
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in properties and equipment                 (3,468)    (10,256)
   Proceeds from disposition of properties
     and equipment                                            90         424
                                                        --------    --------

       Net cash used in investing activities              (3,378)     (9,832)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt                 (6,667)        793
   Repayment of long-term debt                           (28,720)     (3,499)
   (Increase) decrease in restricted cash                 (6,486)         15
                                                        --------    --------

       Net cash used in financing activities             (41,873)     (2,691)
                                                        --------    --------

EFFECTS OF EXCHANGE RATES ON CASH                             11         551
                                                        --------    --------

NET DECREASE IN CASH & TEMPORARY
      CASH INVESTMENTS                                   (16,245)    (18,409)

CASH & TEMPORARY CASH INVESTMENTS,
      BEGINNING OF PERIOD                                 22,957      26,109
                                                        --------    --------

CASH & TEMPORARY CASH INVESTMENTS,                      $  6,712    $  7,700
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

(2)      HOUSEHOLD SETTLEMENT:

         On May 31, 1996, Eljer Industries and Eljer Manufacturing, Inc. ("Eljer Manufacturing") settled the pending litigation with their former parent Household International, Inc. ("Household"). Under the terms of the settlement, Household paid approximately $27.2 million, which includes settlement of counterclaims that Household had against the Company. From the settlement proceeds, the Company paid additional legal fees of $2.7 million and received $24.5 million.

         As part of the tentative settlement reached in connection with the Cox-Spencer cases discussed in Note (3) below, the Company expects to pay $14.4 million, or 75% of the net Household settlement proceeds after all legal fees and expenses, into a trust to be created as part of a U.S. Brass reorganization plan. The net favorable impact of $10.1 million on income from operations includes a $5.3 million recoupment of past legal fees and expenses, and is reflected in litigation costs (settlements), net on the condensed consolidated statements of income for the nine-months ended September 29, 1996.

(3)      BANKRUPTCY OF UNITED STATES BRASS CORPORATION:

         On May 23, 1994 (the "Petition Date"), Eljer Industries' indirect, wholly-owned subsidiary, United States Brass Corporation ("U.S. Brass") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The purpose of the filing is to resolve systematically the issues resulting from the Qest polybutylene plumbing systems (the "Qest polybutylene system") and related litigation and to seek confirmation of a plan of reorganization ("Plan") which, among other things, provides for the payment, satisfaction and discharge of all claims against U.S. Brass involving the Qest polybutylene system. U.S. Brass is conducting its business and managing its properties as a debtor-in-possession under Section 1108 of the Bankruptcy Code subject to the supervision and orders of the Bankruptcy Court. See the Company's 1995 Form 10-K for a discussion of the U.S. Brass bankruptcy, including discussion of the Qest polybutylene system litigation, related insurance coverage, claims filed in the U.S. Brass bankruptcy proceeding and claims against the Company.

         In November 1995, Eljer Industries, Eljer Manufacturing and U.S. Brass entered into a tentative settlement in connection with two national class actions dealing with polybutylene plumbing systems, Tina Cox et al. V. Shell Oil Company et al., and Garria Spencer, et al. V. Shell Oil Company, et al. (the "Cox- Spencer Cases"). The tentative settlement is contingent upon finalization of an agreement with the parties to the Cox-Spencer Cases and confirming a plan of reorganization in the U.S. Brass bankruptcy embodying the terms of the tentative settlement. The tentative settlement provides that Eljer Manufacturing and U.S. Brass will contribute an amount equal to any proceeds of their insurance policies; the Company will contribute $14.4 million, which is 75 percent of the net proceeds of the Household litigation (see Note (2) "Household Settlement" for further discussion); $3 million in cash; a non-interest bearing note for $20 million payable over 10 years; and 17.5 percent of the equity of Eljer Industries in exchange for which Eljer Industries, Eljer Manufacturing and U.S. Brass will receive relief satisfactory to them from claims arising from Qest polybutylene system sales to date and U.S. Brass will remain an indirect, wholly-owned subsidiary of Eljer Industries. In addition, Eljer Industries, Eljer Manufacturing and U.S. Brass have agreed to pay $6 million they had planned to pay for notice to creditors and administrative costs in the bankruptcy into the trust expected to be created as a result of confirmation of a plan of reorganization. The trust will then be responsible for paying for notice and administrative fees and any excess remaining will be used to pay claims of creditors not previously dealt with in the November 1995, tentative settlement. The Company believes it has previously made adequate accruals for the terms of this settlement.

         As previously disclosed, on April 8, 1996, the Bankruptcy Court approved the Second Amended Plan of Reorganization (the "Amended Brass Plan") and the Second Amended Disclosure Statement filed by Eljer Industries, Eljer Manufacturing and U.S. Brass. At the same time, the Bankruptcy Court approved the proposed plan of reorganization and proposed disclosure statement filed by the Official Polybutylene Claimants Committee (the "PB Committee"). On October 8, 1996, the Bankruptcy Court ordered that amendments or supplements to previous plans, new disclosure statements or proposed new plans be filed with the court on or before November 29, 1996. The Bankruptcy Court further ordered that objections to new or supplemental filings must be filed by December 31, 1996, and a disclosure statement hearing will be held on January 22, 1997. Eljer Industries, Eljer Manufacturing and U.S. Brass are currently preparing a Third Amended Plan of Reorganization (the "Third Amended Plan") and Third Amended Disclosure Statement embodying the terms of the tentative settlement reached in connection with the Cox-Spencer Cases. No assurances can be given that, when filed, the Third Amended Plan will be consensual with all parties or that the Third Amended Plan will be confirmed. Until the Third Amended Plan is filed, the Amended Brass Plan discussed above remains pending with the Bankruptcy Court.

         On October 31, 1996, the Company received a Motion to Convert the Debtor's Chapter 11 Case to a Case Under Chapter 7 of the Bankruptcy Code filed by the PB Committee. The Motion states that the PB Committee desires the Court consider converting the case to Chapter 7 if the Court refuses to confirm "an Eljer plan" and "does not confirm the plan of reorganization proposed by the Committee". Accordingly, it is not clear that the Committee intends to have the Motion considered immediately. If the Motion is granted, U.S. Brass would be removed from Eljer Manufacturing, its current owner, and liquidated. No action will be taken on the PB Committee's Motion prior to a hearing and no hearing has been set on the Motion. U.S. Brass, Eljer Manufacturing and Eljer Industries will oppose the Motion.

         Under the Bankruptcy Code, claims against U.S. Brass that were or could have been commenced prior to the Petition Date are stayed while U.S. Brass continues business operations as a debtor-in-possession. Certain of these claims are reflected as Prepetition liabilities subject to compromise on the Condensed Consolidated Balance Sheets. Additional claims may arise subsequent to the Petition Date resulting from rejection of executory contracts or unexpired leases, and from the determination by the Bankruptcy Court, or from the agreement of parties in interest, to allow claims for contingencies and other disputed amounts. U.S. Brass will continue to evaluate the claims filed in the bankruptcy proceeding and may make adjustments in Prepetition liabilities subject to compromise. U.S. Brass received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including its secured working capital facility, employee wages, commissions, sales incentive programs, existing product warranties and outstanding checks. U.S. Brass participates in various intercompany transactions with its parent, Eljer Manufacturing and an affiliated Canadian company and, at September 29, 1996, U.S. Brass had a net affiliate receivable of approximately $532,000.

         As a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass continues to adjust its litigation reserves to maintain an equity balance of zero. Accordingly, for the nine-month period ended September 29, 1996, U.S. Brass increased its litigation reserves by approximately $2.2 million and for the comparable period of 1995, U.S. Brass reduced its litigation reserves by $1.9 million.

Selected financial data for U.S. Brass are as follows (in thousands):

                                        For the Nine           For the Three
                                        Months Ended            Months Ended
                                     September    October   September    October
                                     29, 1996     1, 1995    29, 1996    1, 1995
                                     ---------   ---------  ---------   --------
Net Sales to Nonaffiliate Customers  $ 61,156    $ 59,212    $ 20,477   $ 19,568
Sales to Affiliates ................   12,666      14,321       3,526      5,121
Reorganization Expenses ............      500       2,050         100        350
Litigation Reserve Adjustment ......    2,232      (1,894)      1,380        348
Income from Operations .............      981       1,101         252        399
Income (Loss) Before Income Taxes ..       --          --          --         --
Net Income .........................       --          --          --         --
Cash Provided by (Used in) Operating
  Activities .......................    2,727      (1,836)
Cash Used in Investing Activities ..     (414)     (1,133)
Cash Provided by (Used in) Financing
  Activities .......................   (2,507)      3,292
Total Cash Flow, net ...............     (194)        323


                                                  As of September As of December
                                                     29, 1996         31, 1995
                                                  --------------- --------------
Total Current Assets .........................        $36,918          $36,826
Total Assets .................................         52,311           53,210
Total Liabilities ............................         52,311           53,210
Total Shareholders' Equity ...................             --               --

Cash payments of reorganization items made during the nine months ended September 29, 1996 and October 1, 1995, were $2.1 million and $1.4 million, respectively.

(4)      INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                    September          December
                                                     29, 1996          31, 1995
                                                    ---------          ---------

Finished goods                                        $33,175            $32,887
Work in process                                         8,558              9,201
Raw materials                                          23,956             22,477
                                                      -------            -------
Total inventories                                     $65,689            $64,565
                                                      =======            =======

(5)      LIQUIDITY AND CAPITAL RESOURCES:

         During the first nine months of 1996, Eljer Manufacturing paid its U.S. term debt lenders a total of $32.5 million for principal reduction and the collateralization of letters of credit held by certain of the lenders. Of the total payment amount, $24.5 million was paid as a result of the Household settlement. At September 29, 1996, the Company had outstanding U.S. term debt of $50.9 million. In October 1996, the Company amended its U.S. term debt agreement to extend the maturity date one year to January 1998. Under the terms of the amendment, principal payments of $2.0 million and $3.0 million are scheduled for September 1997 and December 1997, respectively, with the remaining balance becoming due on the January 1998 maturity date. The Company paid a fee of approximately 1% of the outstanding term debt balance to execute the amendment. In addition, during the first nine months of 1996, the Company reduced its short-term and other debt by $7.5 million. In total, debt service and related payments were $40.0 million during the first nine months of 1996.

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

         In response to the Company's previously submitted plan for closure of the hazardous waste management unit at its Salem, Ohio facility, in the second quarter, the Ohio EPA proposed new closure requirements which may increase the estimated cost for implementing the closure plan from $2.0 million to $3.2 million. In addition, a previously submitted proposal from the Company to establish the cost of post-closure care at $1.0 million was recently accepted by the Ohio EPA, bringing the current total estimated cost to implement both closure and post-closure to $4.2 million. The Company believes it has adequate reserves established to cover the estimated closure and post-closure costs.

         Eljer Manufacturing finalized its previously disclosed settlement in Ybarra, et al. v. Eljer Manufacturing, Inc. Under the terms of the settlement, each plaintiff will receive an average of less than $40,000. Additionally, the United States Equal Employment Opportunity Commission (the "EEOC") was allowed to intervene in the case and Eljer Manufacturing agreed to the entry of a

Consent Decree that, among other things, enjoins any employment practice that unlawfully discriminates against applicants or employees on the basis of national origin. The Consent Decree will be in effect until approximately January 2000 during which time Eljer Manufacturing will be required to provide semiannual reports to the EEOC concerning its compliance with the Consent Decree.

         As previously disclosed, Eljer Manufacturing's Selkirk Metalbestos division ("Selkirk") has been engaged in negotiations with the Consumer Product Safety Commission ("CPSC") over the recall and retrofit of Selkirk's high temperature plastic vent pipe made from Ultem resin ("Sel-Vent I") with a new product manufactured from Radel resin ("Sel-Vent II"). The CPSC has approved the proposed recall and retrofit campaign and, pursuant to agreement reached with the CPSC, the campaign to notify consumers who have Sel- Vent I systems has begun. To date, Selkirk has received minimal requests for replacement of a Sel-Vent I system with a Sel-Vent II system, but the campaign is in its early stages and Selkirk expects to replace between 1,000 and 1,700 installations at a cost ranging from $200 to $250 per installation, depending on the size of the installation. In Canada, Selkirk offers a similar recall and retrofit campaign.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales of $104.0 million for the three-month period ended September 29, 1996, increased $1.2 million compared to the same 1995 period. Net sales for the three months ended September 29, 1996, were favorably impacted by improved U.S. housing starts, cross-marketing of products into existing retail channels and new product offerings, partially offset by the lingering impact of the eleven week strike at the Company's cast iron plant earlier this year. Net sales for the first nine months of 1996 decreased $3.9 million to $290.4 million, compared to the same 1995 period. The decrease was primarily attributable to the harsh weather conditions experienced in early 1996 and lost sales during the cast iron plant strike offset by strengthened housing starts in the second and third quarters of 1996 and other factors noted above.

         Gross profit margin increased to 29.7% and 26.6%, respectively, for the three and nine months ended September 29, 1996, from 28.0% and 25.5%, respectively, for the comparable 1995 periods. The increase resulted from a stable raw material market and price increases implemented last year in response to the significant raw material cost increases in early 1995. The results for third quarter of 1995 included a nonrecurring gain totaling $2.7 million resulting from pension plan amendments a portion of which is recorded in selling and administrative expenses.

         Litigation costs for the three months ended September 29, 1996 decreased $1.6 million compared to the same period in 1995 due to reduced legal activity partially resulting from the settlement reached with Household in the second quarter (discussed below).

         On May 31, 1996, Eljer Industries and Eljer Manufacturing settled the pending litigation with their former parent, Household. Under the terms of the settlement, Household paid approximately $27.2 million, which includes settlement of counterclaims that Household had against the Company. From the settlement proceeds, the Company paid additional legal fees of $2.7 million and received $24.5 million, which was used to reduce U.S. term debt and provide collateral for related letters of credit. As part of the tentative settlement reached in connection with the Cox-Spencer Cases discussed in Note (3)
"Bankruptcy  of United  States Brass  Corporation"  to the  Condensed  Financial
Statements in Part 1, Item 1, the Company expects to ultimately pay $14.4 million of the Household settlement proceeds into a trust to be created as part of a U.S. Brass reorganization plan, which represents 75% of the net proceeds after recoupment of $5.3 million in past legal fees and expenses. Including the $5.3 million recoupment of past legal fees and expenses, the net impact on income from operations of the Household settlement was $10.1 million, which was recorded in the second quarter of 1996.

         As a result of the uncertainties related to the availability of insurance coverage and the ultimate outcome of the bankruptcy proceeding, U.S. Brass continues to adjust its litigation reserves to maintain an equity balance of zero. Accordingly, for the three-month period ended September 29, 1996, the U.S. Brass adjustment was an unfavorable $1.4 million compared to $348,000 in the same period of 1995. For the first nine months of 1996 the adjustment was an unfavorable $2.2 million compared to a favorable $1.9 million in the same period of 1995. In the first nine months of 1995, this adjustment was favorable as a result of this subsidiary's net loss due to bankruptcy related legal fees and lower gross profit margins resulting from the significant increase in raw material prices. The 1996 adjustments were unfavorable as U.S. Brass experienced improved gross profit margins due to stabilized raw material prices, success of its new products and lower bankruptcy related legal costs. See Note (3) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item 1 for additional discussion.

         Interest expense decreased $2.2 million and $1.2 million, respectively, in the nine and three months ended September 29, 1996, over the same periods in 1995, which is attributable to lower debt levels in the first nine months of 1996 compared to the comparable 1995 period.

Liquidity and Capital Resources

         The net cash provided by operating activities for the nine months ended September 29, 1996, was $29.0 million compared to net cash used in operating activities of $6.4 million for the comparable 1995 period. This favorable operating cash flow was primarily due to the settlement of the Household litigation, with net proceeds of $24.5 million, as well as improved operating performance in 1996.

         The Company has begun a broad based financial and business analysis of strategic alternatives in order to make recommendations to its Board of Directors on ways to maximize shareholder value. Accordingly, Bear Stearns & Company, Inc. has been engaged to assist the Company in this regard.

         During the first nine months of 1996, Eljer Manufacturing paid its U.S. term debt lenders a total of $32.5 million for principal reduction and the collateralization of letters of credit held by certain of the lenders. Of the total payment amount, $24.5 million was paid as a result of the Household settlement. At September 29, 1996, the Company had outstanding U.S. term debt of $50.9 million. In October 1996, the Company amended its U.S. term debt agreement to extend the maturity date one year to January 1998. Under the terms of the amendment, principal payments of $2.0 million and $3.0 million are scheduled for September 1997 and December 1997, respectively, with the remaining balance becoming due on the January 1998 maturity date. The Company paid a fee of approximately 1% of the outstanding term debt balance to execute the amendment. In addition, during the first nine months of 1996, the Company reduced its short-term and other debt by $7.5 million. In total, debt service and related payments were $40.0 million during the first nine months of 1996.

         In accordance with a settlement agreement with the Ohio Attorney General, the Company is required to deposit a total of $8.5 million to a trust account, which will be used to pay for implementation of a closure plan for the Marysville, Ohio, site. In the first nine months of 1996, the Company has made two deposits totaling $5.5 million to the trust account.

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

Brass involving the Qest polybutylene system. In November 1995, U.S. Brass, Eljer Industries and Eljer Manufacturing tentatively agreed to participate in a global settlement related to the two certified national class actions dealing with polybutylene claims. As part of the settlement, Shell Oil and Hoechst Celanese, who were suppliers of the resins used in the manufacture of the polybutylene plumbing systems, have agreed to make up to $950 million available to repair such systems.

         Eljer Manufacturing's and U.S. Brass' participation in the settlement is conditioned on the confirmation of a plan of reorganization in the U.S. Brass bankruptcy proceeding and finalization of an agreement with the parties to the Cox Spencer Cases. Under the terms of the proposed agreement, Eljer Manufacturing and U.S. Brass will contribute an amount equal to the proceeds it receives from certain insurance coverage; $14.4 million, which is 75% of the net proceeds from the litigation with its former parent, Household; $3.0 million in cash; a non-interest bearing note for $20.0 million payable over 10 years; and
17.5 percent of the equity of Eljer Industries. In addition, Eljer Industries, Eljer Manufacturing and U.S. Brass have agreed to pay $6 million they had planned to pay for notice to creditors and administrative costs in the bankruptcy into the trust expected to be created as a result of confirmation of a Plan of Reorganization. The trust will then be responsible for paying for notice and administrative fees and any excess remaining will be used to pay claims of creditors not previously dealt with in the November 1995, tentative settlement. The Company believes it has previously made adequate accruals for the terms of this settlement.

         There have been two proposed Plans filed with the Bankruptcy Court, which are discussed more fully in Note (3) "Bankruptcy of United States Brass Corporation" to the Condensed Consolidated Financial Statements in Part I, Item
1. Eljer Industries, Eljer Manufacturing and U.S. Brass are currently preparing a Third Amended Plan and Third Amended Disclosure Statement embodying the terms of the tentative settlement discussed above. No assurances can be given that, when filed, the Third Amended Plan will be consensual with all parties or that the Third Amended Plan will be confirmed. Until the Third Amended Plan is filed, the Amended Brass Plan remains pending with the Bankruptcy Court.

         No assurances can be given that the proposed settlement will be finalized and a related plan of reorganization be confirmed and agreed to by the Bankruptcy Court and U.S. Brass creditors. As a result, no assurances can be given that the reorganization of U.S. Brass will successfully be concluded or, if it is concluded, what the effects to U.S. Brass, Eljer Industries and Eljer Manufacturing would be. If the proposed agreement is not finalized, the ultimate resolution of the U.S. Brass bankruptcy could involve the Company losing its control over U.S. Brass. As previously discussed, the possibility also exists that settlement of claims against the Company could, among other things, result in a change in the Company's equity structure. Until these matters are further resolved, they continue to create a substantial doubt about the Company's ability to continue as a going concern in its present consolidated form. Further, if the proposed agreement is ultimately finalized, the Company will need to arrange financing for the portion of the pledged Household proceeds as the net proceeds were used initially to repay U.S. term debt pursuant to the term debt agreement.

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     Exhibit
                     Number                           Description

                       4A                 Form of Fourth Amendment to Amended
                                        and Restated Credit Agreement dated as
                                                    of April 30, 1996

                       4B                 Form of Fifth Amendment to Amended
                                        and Restated Credit Agreement dated as
                                                    of October 30, 1996

                       10A                Form of Employment Agreement with
                                             Scott G. Arbuckle

                       10B            Form of Employment Agreement with James A.
                                   Harris, Brooks F. Sherman, James F. Thomason, George W. Hanthorn, Nancy J. Duricic, Steven
                                   M. Rodman and Gerald J. Morris


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

                  ELJER INDUSTRIES, INC.


Date:       November 13, 1996                 By:/s/Brooks F. Sherman
         -------------------------               --------------------
                                              Brooks F. Sherman
                                              Vice President - Finance, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)
                                       15